Form 10QSB
period 2000-03-31
PREMIER BRANDS INC/UT
filed 2000-05-22
CIK 1071355

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ] Transition  report under Section 13 or 15(d) of the  Securities  Exchange
     Act of 1934 for the transition period from ------------ to --------------.


         Commission file number: 0-29865
                                 -------


                              PREMIER BRANDS, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)





             Utah                                      33-0489616
            ------                                     -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)





            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
            ---------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (801) 575-8073
                             ----------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX                    No
                                       ----


         The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 1999 was 4,208,319, and the number of outstanding shares of the issuer's preferred stock, $0.001 par value, is (0).

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.................................................3

         Condensed Balance Sheets as of March 31, 2000
           and December 31, 1999............................................F-1

         Condensed Statements of Operations
            for the Three-Month Periods Ended March 31, 2000 and 1999.......F-2

         Condensed Statements of Cash Flows
            for the Six Month Periods Ended March 31, 2000 and 1999.........F-3

         Notes to Unaudited Condensed Financial Statements..................F-4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................4


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................5

Signatures....................................................................6






                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Premier Brands, Inc., a Utah corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2000 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.

         The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB for the year ended December 31, 1999.






                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]


                                            PREMIER BRANDS, INC.
                                               Balance Sheets

                                                                 --------------   ----------------
                                                                     March 31,       December 31,
                                                                       2000             1999
                                                                ----------------  ------------------
                                                                     (Unaudited)     (Audited)
ASSETS

Current Assets:

Cash in Bank                                                       $     72,591  $      104,000
                                                                     ----------   -------------

     Total Current Assets                                          $     72,591  $      104,000

     Total Assets                                                  $     72,591  $      104,000
                                                                     ==========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable                                                   $     23,375   $      33,375
Settlement Payable                                                       49,000          49,000
Accrued Expenses                                                         12,607          27,607
Income Taxes Payable                                                        800             800
                                                                     ----------   -------------
     Total Current Liabilities                                     $     85,782   $     110,782

Commitment and Contingencies                                                  0               0

Stockholders' Equity

Convertible Preferred Stock, 5,000,000 authorized                             0               0
 shares, $0.001 par value, none issued
Common Stock, 100,000,000 Shares Authorized                               4,208           4,208
 $.001 par value,  4,208,319 and 4,208,319 shares
  issued and outstanding
Paid In Surplus                                                       3,584,933       3,584,933
Treasury Stock                                                          (20,000)        (20,000)
Retained Earnings                                                    (3,582,332)     (3,575,923)
                                                                     ----------   -------------
     Total Stockholders' Equity                                   $     (13,191)  $      (6,782)
                                                                     ----------   -------------
     Total Liabilities and Stockholders' Equity                   $      72,591   $     104,000
                                                                     ===========   ============


                              PREMIER BRANDS, INC.
                             Statement of Operations
                                   (Unaudited)

                                               For the Three Months Ended
                                                     March 31,
                                          2000                   1999
                                       ===============      =================
Revenues:
Net Sales                           $                0  $                   0
                                       ---------------      -----------------

        Total Revenues              $                0  $                   0
                                       ---------------      -----------------

Operating Expenses:
Selling, General, and               $            6,409  $             196,533
    Administrative Expenses
                                       ---------------      -----------------

Loss Before Taxes                               (6,409)              (196,533)

Income Taxes                                         0                      0
                                       ---------------

Net Loss                            $           (6,409)  $           (196,533)
                                       ===============      =================

Net Loss Per Share                  $           (0.002)  $             (0.046)

Weighted Average Number                      4,207,850              4,207,850
   of Shares Outstanding


                                            PREMIER BRANDS, INC.
                                          Statements of Cash Flows
                                                 (Unaudited)


                                                                        For the Three Months Ended
                                                                              March 31,
                                                                         2000              1999
                                                                 ================    ================
Cash Flows from Operating Activities

Net Income (Loss)                                             $            (6,409) $         (196,533)

Adjustments to Reconcile Excess Contributions to cash provided from operations:

     Accrued Expenses                                                     (25,000)             (2,000)
                                                                 ----------------    ----------------
     Total Adjustments                                        $           (25,000) $           (2,000)
                                                                 ================    ----------------
Net Cash used in Operating Activities                         $           (31,409) $         (198,533)
                                                                 ----------------    ----------------

Cash Flows from Investing Activities

Net Cash used in Investing Activities                         $                 - $                 -
                                                                  ----------------    ---------------

Cash Flows from Financing Activities

     Collections on Common Stock Subscriptions                                  -              12,000
                                                                 ----------------    ----------------

Net Cash used in Financing Activities                         $                 - $            12,000
                                                                 ----------------    ----------------

Net Increase (Decrease) in Cash                                           (31,409)           (186,533)

Cash Balance, Begin of Period                                 $           104,000 $           189,689
                                                                 ----------------    ----------------

Cash Balance, End of Period                                   $            72,591 $             3,156
                                                                 ================    ================

                              PREMIER BRANDS, INC.
                         Notes to Financial Statements


1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-SB for the fiscal year ended December 31, 1999. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2000.

2.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Report on Form 10-SB for the year ended December 31, 1999. Therefore, those footnotes are included herein by reference.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


As used herein the term "Company" refers to Premier Brands, Inc., a Utah corporation, and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose will be to acquire operations through an acquisition, merger or beginning its own start-up business.

The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

Results of Operations

The Company had no sales revenues for the three months ended March 31, 2000 or 1999. The Company had no sales for the three months ended March 31, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

The Company had no costs of sales revenues for the three months ended March 31, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

The Company had selling, general and administrative expenses of $6,409 for the three-month period ended March 31, 2000, compared to $196,533 selling, general and administrative expenses for the same period in 1999.

The Company recorded a net loss of $6,409 for the three months ended March 31, 1999, compared to a $196,533 net loss for the same period in 1999.

Capital Resources and Liquidity

At March 31, 2000, the Company had total current assets of $72,591 and total assets of $72,591, as compared to $104,000 current assets and $104,000 total assets at December 31, 1999. The Company had a net working capital deficit of $13,191 at March 31, 2000 as compared to a working capital deficit of $6,782 at December 31,1999.

Net stockholders' deficit in the Company was $13,191 as of March 31, 2000, as compared to $6,782 as of December 31, 1999.

PART II-OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On March 23, 2000, the Company entered into a Settlement Agreement and Release with Tim Flatt and his spouse, Cheryl Flatt with regard to the rights which they had received by assignment (on November 8, 1999) in connection with the October 28, 1997 default judgment entered against the Company by the United States Bankruptcy Court for the Western District of Oklahoma in the case of In re Sports Heroes, Inc., Case No. 96-14111-BH. The Company had not declared bankruptcy, nor was it a debtor in bankruptcy; rather, the proceedings involved a completely unaffiliated entity claiming the Company owed it money and that such amount owed to it was an asset of its bankruptcy estate. The amount of the original default judgment was $13,500, plus interest and attorney fees. The Settlement Agreement and Release gave the Flatts a total of $18,250 cash in exchange for a complete release of all claims related to the default judgment, a complete release of any shareholder claims the Flatts might ever have or may have had, and a general release of all claims either the Flatts or the Company may have against the other, of any nature whatsoever.

On March 24, 2000, the Flatts also caused a Release and Satisfaction of Judgment to be filed with the United States Bankruptcy Court for the Western District of Oklahoma in the Sports Heroes case. The Sports Heros case has also been discussed in the "Legal Proceedings" section of the Company's Form 10-SB filed with the SEC on or about March 8, 2000.

ITEM 6.           EXHIBITS

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.



                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of May, 2000.

                   PREMIER BRANDS, INC.


                   /s/ Bruce M. Pritchett                       May 19, 2000
                   -------------------------
                   Bruce M. Pritchett
                   President/ CEO and Director

EXHIBIT INDEX

Exhibit No.              Page No.                  Description

27                        --                       Financial Data Schedule "CE"