Form 10QSB
period 2000-06-30
PREMIER BRANDS INC/UT
filed 2000-08-15
CIK 1071355

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549

                            FORM 10-QSB

COMMISSION FILE NUMBER 000-29865


[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from _______ to
_______


                       PREMIER BRANDS, INC.
(Exact name of small business issuer as specified in its charter)


       Delaware		                          				33-0489616
(State or other jurisdiction of	     (IRS Employer identification No.)
incorporation or organization)


             437 Madison Avenue - New York, New York 10022
                (Address of principal executive offices)

                             (212) 888-6822
                      (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of July 31, 2000: 29,258,319












                  PREMIER BRANDS, INC. AND SUBSIDIARIES
                      (A Development Stage Company)


PART I - FINANCIAL INFORMATION (Post Re-Capitalization - See Notes)
------------------------------
Item 1.	Financial Statements	                       					PAGE NO.
		Consolidated Balance Sheets as of June 30, 2000
		 (unaudited)							                                    2
		Consolidated Statements of Operations for the
		 Three months ended June 30, 2000 and since inception	 3
		Consolidated Statements of Cash Flows for the
		 Six months ended June 30, 2000				                    4-5
		Notes to Consolidated Financial Statements		           6-9

Item 2.	Management's Discussion and Analysis          			9-11


PART II - OTHER INFORMATION
---------------------------
Item 1.	Legal Proceedings	                         						12

Item 2.	Changes in Securities and Use of Proceeds     			13

Item 3.	Defaults Upon Senior Securities              				14

Item 4.	Submission of Matters to a Vote of Security Holders 	14

Item 5.	Other Information                         							14

Item 6.	Exhibits and Reports on Form 8-K             				15

SIGNATURES                                     										17



























<PAGE 1>

             PREMIER BRANDS, INC. & SUBSIDIARIES
                (A Development Stage Company)
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    As of June 30, 2000


         ASSETS


CURRENT ASSETS
Cash           	     	            $         4,087

LONG-TERM ASSETS
Investments in foreign operations	      2,016,139
							                              ------------
	TOTAL ASSETS	                		  $     2,020,226
							                              ============



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Accounts payable                    					 74,391
Accrued expenses  	     			               12,607
Taxes payable					                           800
							                              -------------
TOTAL CURRENT LIABILITIES		               87,798

STOCKHOLDERS' EQUITY
Convertible preferred stock
 ($.001 par value, 5,000,000
 authorized, none issued)	            		     -0-
Common stock
 ($.001, par value,100,000,000
 authorized- 29,258,319
 issued and outstanding)             				 29,258
Additional Paid-in-capital	            2,001,299
Deficit accumulated during
 development stage		             		     (98,129)
							                             -------------
TOTAL STOCKHOLDERS'EQUITY	        	   1,932,428
                                    -------------
	                                  $   2,020,226
			 	    			                        ============


     See Accompanying Notes to Consolidated Financial Statements

<PAGE 2>
              PREMIER BRANDS, INC. & SUBSIDIARIES
                 (A Development Stage Company)
        CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
   For the Three Months Ended June 30, 2000 and the period of March 1,
                2000 (Inception) to June 30, 2000



                                    Three		  	Period of March 1,
                                    Months Ended  	2000 (Inception)
                              					June 30, 2000 	to June 30, 2000*

EXPENSES
 General and
  Administrative Expenses          	$   33,055		$     34,355
 Costs associated with
  Reverse merger - See Notes	           63,774		      63,774
					                              -------------	-------------
TOTAL EXPENSES		                        96,829        98,129
					                              -------------	-------------

NET LOSS	                    	         (96,829)	     (98,129)
   					                           =============	=============
Net Loss Per Share-
Basic and fully diluted            	$    (.011)	$      (.016)
					                              ============= 	============
Weighted Average Shares	  	          8,032,495      6,120,407
                              					============= 	=============






* Also `Cumulative to Date Loss Since Inception'


















      See Accompanying Notes to Consolidated Financial Statements
<PAGE 3>

            PREMIER BRANDS, INC. & SUBSIDIARIES
               (A Development Stage Company)
       CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
   For the period of March 1, 2000 (Inception) to June 30, 2000


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                       					    $      (98,129)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
Common stock issued upon
 Reorganization		                            			  29,258
Increase (Decrease) in operating
     liabilities:
	 Accounts payable & accrued expenses	            74,391
	 Accrued expenses				                            12,607
	 Taxes payable						                                800
		NET CASH PROVIDED BY		                   --------------
		OPERATING ACTIVITIES	                           18,927
								                                   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in distribution company	          	 (16,139)
							                                   	--------------
	NET CASH USED IN INVESTING
	ACTIVITIES					                                 (16,139)
								                                   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issuances                 			  		   1,299
  								                                 --------------
	NET CASH PROVIDED BY
	FINANCING ACTIVITIES                  		 	        1,299
	NET INCREASE IN CASH			                   --------------
	AND CASH EQUIVALENTS			                   $       4,087

Cash and cash equivalents,
beginning of period	                   				$         -0-
	CASH AND CASH EQUIVALENTS,
	END OF PERIOD                        					$  	   4,087
								                                   ==============








      See Accompanying Notes to Consolidated Financial Statements
<PAGE 4>
                  PREMIER BRANDS, INC. & SUBSIDIARIES
                     (A Development Stage Company)
        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONT. (Unaudited)
      For the period of March 1, 2000 (Inception) to June 30, 2000



Non-cash financing activities:

Common stock issued relating to reverse merger:

                                       $	29,258
								                               ============

Common stock issued for equity investments in foreign
			Operations:	                      		$ 2,000,000
								                               ============
































     See Accompanying Notes to Consolidated Financial Statements
<PAGE 5>

                 PREMIER BRANDS, INC. & SUBSIDIARIES
                   (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 2000 (UNAUDITED)


ITEM 1.

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2000, the results of operations for the three months ended June 30,2000 and the period of March 1, 2000 to June 30, 2000, and cash flows for the period of March 1, 2000 to June 30, 2000. The results for the period ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

NOTE 2 - EARNINGS (LOSS) PER SHARE

The following represents the calculation of earnings (loss) per share:

		                                 Three		      Period of March 1,
							                            Months Ended  2000 (Inception)
BASIC	& FULLY DILUTED*				         June 30, 2000 to June 30, 2000
---------------------		            --------------------------------
Net Loss 				                     		$	(96,829)  	$	(98,129)

Less- preferred stock dividends      		   --     		    --
							                            --------------   -------------
Net Loss				                      		$	(96,829)    $	(98,129)

Weighted average number
Of common shares			 		              8,032,495     6,120,407
							                            --------------   -------------
Basic	& Fully Diluted*
loss per share					                 $	  (.011)   	$  (.016)
							                            ==============   =============

*  The Company had no common stock equivalents during the periods presented


<PAGE 6>

NOTE 3 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements for June 30, 2000 and the six months then ended include the accounts of Premier Brands, Inc., a Utah USA corporation, and its wholly owned subsidiary, Cathay Bancorp.com Limited, a Hong Kong corporation. On June 30, 2000, the Company acquired allof the issued and outstanding common shares of CMD Capital, Limited (`CMD'), a Hong Kong corporation. The accounts of CMD are not included in the financial statements as the effective date for accounting purposes is considered to be July 1, 2000.

NOTE 4 - NATURE OF BUSINESS AND RECENT REORGANIZATION

Pursuant to the share exchange agreement dated June 14, 2000, the Company acquired 100% of the issued and outstanding shares of Cathay Bancorp.com Limited (`Bancorp') in exchange for the issue of 21,750,000 shares of the Company's common stock. Bancorp was incorporated on March 1, 2000 under the Laws of Hong Kong. The transaction is treated as a reverse merger in accordance with Accounting Principles Board (APB)opinion No. 16, whereby the shareholders of Bancorp received approximately 83.8% of the then outstanding shares of the Company. The transaction has been accounted for using the purchase method of accounting, with Bancorp being identified as the acquirer for accounting purposes. The merger was treated as a tax-free reorganization for federal and state income tax purposes. Additionally, the Company maintains the option to purchase between a 20% and 40% interest in WebShanghai.com Co. Ltd (`WebShanghai') through Hong Kong Technologies Solutions, Limited, an option to purchase a 70% indirect interest in the PRCInvest.com website, and an option to acquire a 50% interest in Capital Entertainment Limited, an entertainment portal joint venture in China.

NOTE 5 - ACQUISITION OF CMD CAPITAL LIMITED

Pursuant to an agreement dated June 30, 2000, the Company acquired 100% of the issued and outstanding shares of CMD Capital Limited (`CMD'), a Hong Kong corporation, in exchange for the issue of 2,800,000 shares of the Company's common stock. As at the date of purchase, CMD's assets included 70% of the common stock of PRC Investment Journal Inc (`PRC') whose assets included 100% ownership of the PRCInvest.com website. Pursuant to an underlying joint venture contract, CMD is required to provide funding of $5,000,000 to PRC for continued development of PRC and the PRC website. Of this amount, $2,000,000 will be used to develop a Hong Kong version. The transaction has been accounted for using the purchase method of accounting.



<PAGE 7>

NOTE 6 - COMMITMENTS

On April 6, 2000, Bancorp entered into a Letter of Intent whereby Bancorp will participate in the formation of a limited liability company in Hong Kong under the name of Hong Kong Technologies Solutions Limited (Limited) or another selected appropriate name. Limited will acquire 40% of Webshanghai. Bancorp will subscribe to 50% of the ownership in Limited thereby owning 20% of WebShanghai for $2,500,000 cash and $1,000,000 worth of the common stock of the Company. Upon the successful completion of the acquisition of WebShanghai, the Company will pay $650,000 worth of the Company's common stock as a finders fee to SNet Communications (HK) Limited. In addition the Company is responsible for all related restructuring costs incurred in connection with the transaction.

On May 5, 2000, Bancorp also entered into a Cooperation Agreement whereby it will cooperative to establish a Sino-foreign equity joint venture (the `Joint Venture'). The Joint Venture will be responsible for constructing and managing a series of entertainment websites, including "estage" and "TalkShow". The Company will hold 50% of the Joint Venture's registered capital. On June 28, 2000 the Company entered into a Sino-Foreign cooperative Joint Venture Contract to be named Capital Entertainment Limited. For its share of the equity, the Company and another equity holder will jointly contribute $10,000,000 cash in several installments. The specific date of each installment will be determined by the needs of the project, provided that the first installment of $2,000,000 is contributed within 30 days after the issuance of the Joint Venture's business license of which $250,000 of the first installment is due within 10 working days of signing the contract. A second installment of $3,000,000 will be due within 90 days after the issuance of the business license, and the final installment of $5,000,000 will be due before January 31, 2001. Upon the formal establishment of the Joint Venture, the Company will pay $700,000 and the Company has issued 500,000 shares of common stock to SNet Communications (HK) Limited (`SNet') pursuant to an agreement dated June 15, 2000 between SNet and Bancorp. Upon completion of the entertainment websites to be owned by the Joint Venture, the Company will issue 250,000 common shares each to SNet. Upon obtaining the necessary license to operate talk show programs, the Company will issue 250,000 common shares each to SNet. To date the company has issued 500,000 discussed above shares to SNet, valued at $4 per share.

Pursuant to a joint venture agreement and cooperation agreement dated April 22, 2000, CMD Capital Limited (`CMD'), CMD agreed to establish a joint venture for the purpose of establishing an investment information portal in China, with a version to be created for Hong Kong. For its share of the equity, the Company will contribute $5,000,000 of which $2,000,000 will be for the Hong Kong version. The Company will hold 70% of the joint venture's registered capital. The contributions will

<PAGE 8>

be determined by the needs of the project provided that for the China portal, $100,000 is paid within 10 working days after execution of the contract, $700,000 within 22 days of obtaining a business license, which includes the first $100,000, and $1,400,000 within 140 days after the launch of the website, and $900,000 within 280 days after receipt of a business license. The Hong Kong version requires $100,000 within 10 days after the agreement takes effect, $600,000 within 22 working days after the agreement takes effect, which includes the first $100,000, $600,000 within 70 working days after the official publication and $800,000 within 140 working days after the official publication.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to June 30, 2000, the Company incorporated three new Hong Kong subsidiaries, Cathay B Trade, Limited, Cathay Entertainment, Limited and Cathay Investment, Limited. Cathay Entertainment, Limited will hold the Company's interest in the entertainment ventures on behalf of CathayBancorp.com Limited and Cathay Investment, Limited will hold the Company's interests in CMD Capital Limited. Cathay B Trade, Limited will be used for future projects.

The Company will also be `reincorporating' from Utah to Delaware and will be change its name from `Premier Brands, Inc.' to `CathayOne, Inc.'

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Item 1 of this Quarterly Report and the Form 10-SB of the Company for the year ended December 31, 1999.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-QSB the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, the Company's dependence on debt financing and securitizations to fund operations, and fluctuations in operating results. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future


<PAGE 9>

periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.
The following financial review and analysis is intended to assist in understanding and evaluating the financial condition and results of operations of the Company and its subsidiaries for the three month ended June 30, 2000 and the period of March 1, 2000 (inception) to June 30, 2000.

Company Overview

Premier Brands, Inc. (the "Company") is a publicly traded Utah corporation whose purpose is to manage, take a majority position in, and/or make strategic investments in technological and service companies in the Internet and e-commerce industries. Although located in the United States, the Company has positioned itself, through its principals, to take advantage of the fast-growing Internet content and services market, and the growing broadband multimedia information dissemination opportunities in China.

The Company's principal objective is to maximize shareholder value. Management believes that the best returns for investments in the next decade will be in the People's Republic of China, Hong Kong, Macau and Taiwan (collectively, "Greater China"). The Greater China market is increasingly utilizing Internet applications, and the Company believes it can capitalize on the growth in information technology. The Company will initially focus on developing companies in the following markets:
Business-to-business e-commerce; business-to-government-to-business e-commerce; Internet software application; Internet content provider; Internet content origination; and Internet information services.

The Company will seek to take an active role in the day-to-day management of, and acquire a majority equity interest in a limited number of e-commerce companies with emphasis in China. CathayOnline, Inc., a fully integrated Internet company serving the global Chinese community which is publicly traded in the US markets, will provide the Company with initial capital and other resources for potential investments from its pool of connections in the Greater China investment, finance, and Internet communities.

The Company will provide its North American expertise in management, new technologies, and financial acumen to companies in China. As the companies mature, the Company will seek to enhance value and liquidity for its shareholders by bringing these companies to the public market, arranging merger and acquisition opportunities, or negotiating private transactions for them. In the alternative, the Company may take an equity position or enter into joint ventures with such companies.


<PAGE 10>

Internet and Operational Risk Factors

The Company has a limited operating history and is still considered a `development stage company.' The Company has a short operating history upon which to evaluate its business and prospects. As a new e-commerce enterprise, the Company faces intense competitors, and must manage growth effectively. The Company may not succeed in addressing all challenges and risks, including unpredictability of future revenues.

Since the Company's inception, it has incurred losses from operations. The Company anticipates losses to increase relating to the following factors:

*	The development of the `Cathay' brand, marketing, and promotion.
*	Expanded product offering and increased categories of products.
*	Continued website development costs.
*	Additional personnel to manage customer service and in-house
	marketing.
*	Increases in general and administrative costs to support the
Company's growing operations.

The ability to become profitable, depends on the ability to generate revenues and maintain low expense levels. The Company's limited operating history makes it difficult to forecast its revenues.

Results of Operations

General and administrative expenses for the three months ended June 30, 2000 and the period of March 1, 2000 to June 30, 2000 were $33,055 and $34,355, respectively.

Costs associated with the reverse merger during the three months ended June 30, 2000 were $63,774. Such costs were partially offset by the issuance of the Company's common stock.

Liquidity and Capital Resources

On June 30, 2000, the Company had cash of $4,087 and a working capital deficit of $83,711. Factors attributable to the increase in the working capital deficit include an increase in the Company's accounts payable and an increase in accrued expenses. Net cash provided by operating activities was $18,927 for the period of March 1, 2000 (inception) to June 30, 2000. Cash used in investing activities totaled $16,139 due to the Company's initial investment in an unrelated foreign entity. Cash provided by financing activities totaled $1,299 for the period of March 1, 2000 (Inception) to June 30, 2000 due to the issuance of common stock upon organization of Cathay Bancorp. Due to the development of the Company and the proposed commitments as outlined in the preceding notes, the Company will require additional

<PAGE 11>

cash funds within the next twelve months. The Company proposes to accomplish this through various debt and equity placements. If the Company fails to raise capital, it would materially and adversely effect the Company.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company settled the matter involving Sports Heroes, Inc., which was disclosed in the Company's Form 10-SB for the fiscal year ending December 31, 1999 and the Company's Form 10-QSB for the quarter ending March 31, 2000, and paid all amounts owed and satisfied all of its obligations under the settlement agreement.

Pursuant to a Release, dated June 12, 2000 (the "Release"), Volpone Stamp Company, Inc. (d/b/a Sports Stamps Collectors Association) ("Volpone"), released the Company from any and all claims it has or may have against the Company arising from or related to any dealings between the Company and Volpone up until the date of the Release. Volpone specifically released the Company from any claim arising from or related to the pleadings and papers filed in the case of Volpone Stamp Company, Inc., d.b.a. Sports Stamps Collectors Association v. Premier Brands, Inc. (the "Volpone Case"), filed in the United States District Court for the Central District of California (Case No. CV 97-6697 SVW). In consideration for Volpone's execution of the Release, the Company paid $12,500 to Volpone and a Satisfaction of Judgment was filed in the United States District Court for the Central District of California on June 22, 2000, attesting to the payment in full of the judgment in the amount of $25,000 which was entered in the Volpone Case on August 11, 1998. Information regarding this matter was also disclosed in the Company's Form 10-QSB, filed for the quarter ending on March 31, 2000.

Pursuant to a Release, dated June 12, 2000 (the "Release"), Enviromint, Inc. (d/b/a Chicagoland Processing Corporation) ("Chicagoland") released the Company from any and all claims it has or may have against the Company arising from or related to any dealings between the Company and Chicagoland up until the date of the Release. Chicagoland specifically released the Company from any claim arising from or related to the pleadings and papers filed in the case of Chicagoland Processing Corporation v. Premier Brands, Inc. (the "Chicagoland Case"), filed in the Municipal Court of the State of California, County of Orange, West Orange Judicial District (Case No. 227758). In consideration for Chicagoland's execution of the Release, the Company paid $5,000 to Chicagoland and a Satisfaction of Judgment was filed in the Municipal Court of the State of California, County of Orange, West Judicial District on June 30, 2000, attesting to the


<PAGE 12>

payment in full of the judgment in the amount of $17,354.93 for which a stipulation for entry of judgment was entered into in the Chicagoland Case on February 27, 1997. Information regarding this matter was also disclosed in the Company's Form 10-QSB, filed for the quarter ending on March 31, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 23, 2000, pursuant to an Exchange Agreement dated June 14, 2000, among the Company and SNet and ShanghaiNet Technologies (H.K.) Company, Limited, the shareholders of Bancorp, the Company acquired 100% of the issued and outstanding shares of Bancorp. At the time of the transaction, the assets of Bancorp included: 1) an option to purchase between a 20% and 40% interest in WebShanghai through Hong Kong Technologies Solutions, Limited; 2) an option to purchase a 70% indirect interest in the PRCInvest.com website; and 3) an option to purchase a 50% interest in an entertainment portal joint venture in China. In consideration for the Bancorp shares, the Company issued to the Bancorp shareholders an aggregate of 21,750,000 shares of the Company's common stock. The transaction is treated as a reverse merger, as the shareholders of Bancorp received approximately 83.8% of the then-outstanding shares in the Company. There are no material relationships between the Company, its associates, its officers or any of the officers or directors of any associates of the Company's and Bancorp, other than as previously disclosed in the Company's Current Report on Form 8-K, filed on June 23, 2000.

On June 30, 2000, pursuant to a Share Purchase Agreement among CathayOnline Technologies (Hong Kong) Limited ("CTL"), SNet, Ting Kan Nok (collectively, the "Sellers"), CMD Capital Limited ("CMD"), Bancorp and the Company, the Company acquired 100% of the issued and outstanding shares (the "CMD Shares") of CMD. At the time of the transaction, CMD's assets included 70% of the shares of common stock of PRC Investment Journal Inc. (the "Journal") and the Journal's assets included 100% ownership of the PRCInvest.com website. Pursuant to the Share Purchase Agreement, CTL will transfer 62.5%, SNet will transfer 15% and Ting Kan Nok will transfer 22.5% of the CMD Shares to Bancorp, constituting 100% of the CMD Shares. In consideration for the CMD Shares, Bancorp agreed to cause the Company to deliver US$16.8 million to the Sellers in the form of shares of the Company's common stock as follows: the Company issued 630,000, 420,000 and 1,750,000 shares of the Company's common stock, valued at US$6 per share for purposes of the Share Purchase Agreement, to Ting Kan Nok, SNet and CTL, respectively.




<PAGE 13>

Pursuant to a Compensation Agreement, dated June 15, 2000, between Bancorp and SNet Communications (HK) Limited ("SNet") (the "SNet Compensation Agreement"), in connection with services provided to Cathay Bancorp.Limited, a wholly-owned subsidiary of the Company ("Bancorp"), the Company (through Bancorp) has agreed to provide SNet with the right to subscribe, on the same terms as are available to the relevant other purchasers or transferees, for 10% of the shares of any subsidiary of the Company or Bancorp upon a reverse merger, spinoff or public listing or offering of shares by such subsidiaries. Pursuant to the SNet Compensation Agreement, Bancorp will pay US$700,000 to SNet and caused the Company to issue 500,000 shares of the Company's common stock to SNet upon the establishment of a sino-foreign equity joint venture company (the "JV"). Information regarding the establishment of the JV was disclosed in the Company's Current Report on Form 8-K, filed on July 7, 2000. Also in connection with this agreement, upon the successful completion of the Company's acquisition (through Bancorp) of a 20% interest in, a separate sino-foreign equity joint venture company, Bancorp will pay US$650,000 to SNet for its role in the acquisition. The Company will also issue up to 500,000 additional shares of common stock to SNet upon the JV reaching certain operational thresholds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a written consent dated as of June 30, 2000, in lieu of a special meeting, a majority of the shareholders of the Company authorized a change in the Company's state of incorporation from Utah to Delaware, the merger of the Company into its wholly-owned subsidiary, CathayOne Inc., CathayOne Inc. being the surviving company.

ITEM 5.  OTHER INFORMATION

On June 8, 2000, by unanimous written consent, the Board of Directors of the Company elected S. David Cooperberg, Brian W. Ransom and Phillip L. Flaherty as directors. Simultaneously, the Board accepted the resignations of the three then-incumbent directors. Information regarding the new directors was disclosed in the Company's Current Report on Form 8-K, filed on June 23, 2000. Also on June 8, 2000, the Board appointed Mr. Cooperberg, Mr. Ransom and Mr. Flaherty as President, Secretary and Treasurer of the Company, respectively. On June 26, 2000, by unanimous written consent, the Board appointed Peter Lau as a director, David Ng as Vice President and Marc A. Berger to replace Mr. Ransom as Secretary of the Company.


<PAGE 14>
On July 26, 2000, by unanimous written consent, the Board appointed Mr. Lau as Chief Executive Officer of the Company. Mr. Lau previously served as Chief Financial Officer of CathayOnline, Inc., an Internet company, from November, 1999 until July 25, 2000, and continues to serve as Secretary of CathayOnline and on its Board of Directors.
From 1996 to 1999, he served as the Managing Director of Corporate Finance, Manager of Special Projects, and Managing Director of United States operations for American Fronteer Financial, Inc., a United States registered securities brokerage firm, and Heng Fung Capital, Inc. and Heng Fung Equities, Inc., Hong Kong merchant banking companies with offices in Hong Kong and the United States. While with the Heng Fung group, Mr. Lau established a U.S. merchant banking and investment banking operation on Wall Street. From 1994 through 1996, Mr. Lau served as the Managing Director of Corporate Finance for Ridgewood Capital LLC, where he provided corporate financial and advisory services, negotiated and arranged equity and debt financing, and developed new business. Mr. Lau also is a director of Advanced Environmental Technology Inc. Mr. Lau is a certified public accountant by training and has been employed by Deloitte & Touche LLP as an accountant and a senior management consultant. Mr. Lau was awarded a Bachelors degree in accounting from University of Hartford in 1976 and a masters degree in accounting from the University of Hartford in 1978. Mr. Lau is 46 years old.

Pursuant to a joint venture agreement and cooperation agreement dated April 22, 2000, CMD Capital Limited (CMD), CMD agreed to establish a joint venture for the purpose of establishing an investment information portal in China, with a version to be created for Hong Kong. For its share of the equity, the Company will contribute $5,000,000 of which $2,000,000 will be for the Hong Kong version. The Company will hold 70% of the joint venture's registered capital. The contributions will be determined by the needs of the project provided that, for the China portal, $100,000 is paid within 10 working days after execution of the contract, $700,000 within 22 days of obtaining a business license, which includes the first $100,000, and $1,400,000 within 140 days after the launch of the website, and $900,000 within 280 days after receipt of a business license. The Hong Kong version requires the contribution of $100,000 within 10 days after the agreement takes effect, $600,000 within 22 working days after the agreement takes effect, which includes the first $100,000, $600,000 within 70 working days after the official publication and $800,000 within 140 working days after the official publication. To date the amount contributed is $700,000, of which $500,000 was advanced by another public company having directors in common with the Company, CathayOnline, Inc. The amount is repayable in cash and or shares of the Company and has no fixed repayment date.



<PAGE 15>

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

2.1 Exchange Agreement, dated June 14, 2000, among the Company and SNet and ShanghaiNet, incorporated herein by reference to the Company's Current Report on Form 8-K, filed on July
7, 2000.

2.2 Share Purchase Agreement, dated June 30, 2000, among CTL,
SNet, Ting Kan Nok, CMD, Bancorp and the Company, incorporated herein by reference to the Company's Current
Report on Form 8-K, filed on July 7, 2000.

3.1	(i)	Articles of Incorporation of the Company, as amended,
are incorporated herein by reference to the Company's
Annual Report on Form 10-SB, filed on March 8, 2000.

(ii) An amendment to the Articles of Incorporation of the Company, dated September 16, 1998, not previously filed, is hereby attached as Exhibit 3.1 (ii).

(iii) Bylaws of the Company, incorporated herein by reference to the Company's Annual Report on Form 10-SB, filed on March 8, 2000.

10.1 Joint Venture Contract between Bancorp and SNet Communications, dated June 15, 2000.

10.2	Joint Venture Contract between CMD Capital Limited and China
Investment Journal, dated April 22, 2000.

27	Financial Data Schedule

b) Current Reports on Form 8-K

1) Form 8-K, dated June 8, 2000, was filed on June 23, 2000, regarding the election of new directors to the Board of Directors of the Company.

2) Form 8-K, dated June 23, 2000, was filed on July 7, 2000, regarding two acquisitions and one joint venture agreement of the Company.



                       --SIGNATURE PAGE FOLLOWS-





<PAGE 16>

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PREMIER BRANDS, INC.
                                     --------------------

By:    /s/ S. David Cooperberg          Date: August 14, 2000
Name:   S. David Cooperberg
Title:     President

By:   /s/ Peter Lau                    	Date: August 14, 2000
Name:   Peter Lau
Title:  Chief Executive Officer and
        Principal Accounting Officer




























<PAGE 17>