Form 10QSB/A
period 2000-06-30
PREMIER BRANDS INC/UT
filed 2000-09-05
CIK 1071355

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


                                (Amendement No.1)


                                   (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM................TO..................

                        COMMISSION FILE NUMBER 000-29865

                         CATHAYONE INC. AND SUBSIDIARIES
                         (FORMERLY PREMIER BRANDS, INC.)

            (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS
                                    CHARTER)


                 DELAWARE                                33-0489616
      -------------------------------                -------------------
      (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

                  437 MADISON AVENUE, NEW YORK, NEW YORK 10022
                  --------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  212/888-6822
                            -------------------------
                           (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
     ---     ---

Number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000:

Common  29,258,319

PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements                                                PAGE NO.
         Consolidated Balance Sheets as of June 30, 2000                        3
           (unaudited)
         Consolidated Statements of Operations for the three months ended
           June 30, 2000 and from Inception to June 30, 2000 (unaudited)        4
         Consolidated Statements of Cash Flows from Inception to June 30,
           2000 (unaudited)                                                     5
         Notes to Consolidated Financial Statements                             6
         Unaudited Pro Forma Statements of Operations for the twelve months
           ended June 30, 2000                                                  7
         Notes to Unaudited Pro Forma Statements                               10

Item 2.  Management's Discussions and Analysis                                 10

PART II  OTHER INFORMATION                                                     12

Item 1.  Legal Proceedings                                                     12

Item 2.  Changes in Securities and Use of Proceeds                             13

Item 3.  Defaults Upon Senior Securities                                       14

Item 4.  Submission of Matters to a Vote of Security Holders                   14

Item 5.  Other Information                                                     14

Item 6.  Exhibits and Reports on Form 8-K                                      15

SIGNATURES                                                                     17

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                          CATHAYONE INC. & SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Unaudited)
                               As of June 30, 2000

ASSETS

Current Assets

Cash in Bank                                                        $     4,087

Long-Term Assets

Investments in Foreign Operations                                     2,216,139
                                                                    -----------

                Total Assets                                        $ 2,220,226
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable                                                    $   274,391
Accrued Expenses                                                         12,607
Income Taxes Payable                                                        800
                                                                    -----------
                Total Current Liabilities                           $   287,798
                                                                    -----------

Commitment and Contingencies                                                  0

Stockholders' Equity

Convertible Preferred Stock, 5,000,000 authorized
  shares, $.001 par value, none issued                                        0
Common Stock, 100,000,000 Shares Authorized
  $.001 par value, 29,258,319 and 4,208,319 shares
  issued and outstanding                                                 29,258
Paid In Surplus                                                       1,999,500
Retained Earnings                                                       (96,330)
                                                                    -----------

                Total Stockholders' Equity                          $ 1,932,428
                                                                    -----------

                Total Liabilities and Stockholders' Equity          $ 2,020,226
                                                                    ===========

           See Accompanying Notes to Consolidated Financial Statements

                                 CATHAYONE, INC
                          (A Development Stage Company)
                Consolidated Statement of Operations (Unaudited)
    For the Three Months Ended June 30, 2000 and the period of March 1, 2000
                          (inception) to June 30, 2000


                                                     Three           Period of March 1,
                                                     Months Ended    2000 (inception) to
                                                     June 30, 2000   June 30, 2000*
Operating Expenses:

General and Administrative Expenses                  $    33,055        $    34,355
Costs associated with Reverse Merger--See Notes           59,303             59,303
Writedown of CMD acquisition                               2,672              2,672
                                                     -----------        -----------
Total Expenses                                            95,030             96,330

Net Loss                                             $   (95,030)       $   (95,330)
                                                     ===========        ===========

Net Loss Per Share                                   $     (.011)       $     (.016)
                                                     ===========        ===========

Weighted Average Number
  of Shares Outstanding                                8,032,495          6,120,407
                                                     ==============================


* Also "Cumulative to Date Loss Since Inception"

           See Accompanying Notes to Consolidated Financial Statements

                                 CATHAYONE INC.
                          (A Development Stage Company)
                Consolidated Statement of Cash Flows (Unaudited)
            For period of March 1, 2000 (Inception) to June 30, 2000


Cash Flows from Operating Activites

Net Income (Loss)                                                   $   (96,330)

Adjustments to reconcile net loss
to net cash provided from operations:
  Common stock issued upon reorganization                                24,658
  Writedown of CMD acquisition                                            2,672
  Increase (Decrease) in operating liabilities:
          Accounts payable                                               74,519
          Accrued expenses                                               12,607
          Taxes payable                                                     800
                                                                    -----------

Net Cash Provided By Operating Activities                           $    18,926
                                                                    -----------

Cash Flows from Investing Activities:

          Investment in Foreign Operations                          $   (16,139)
                                                                    -----------

Net Cash Used In Investing Activities                               $   (16,139)
                                                                    -----------

Cash Flows from Financing Activities:

          Sale of common stock and paid in surplus                        1,300
                                                                    -----------

Net Cash Provided By Financing Activities                           $     1,300
                                                                    -----------

Net Increase  in Cash and Cash Equivalents                          $     4,087

Cash and Cash Equivalents, Beginning of Period                                0
                                                                    -----------

Cash and Cash Equivalents, End of Period                            $     4,087
                                                                    ===========

Non-cash Financing Activities

          Common stock issued relating
          To reverse merger ($.001 par value)                       $    25,558
                                                                    ===========

          Common stock issued for equity
          Investments in foreign operations                         $ 2,000,000
                                                                    ===========

          Common stock issued for
          acquisition of subsidiary                                 $     2,800
                                                                    ===========


          See Accompanying Notes to Consolidated Financial Statements

                                 CATHAYONE INC.

                   Notes to Consolidated Financial Statements

NOTE 1 BASIS OF PRESENTATION


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



In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly Cathayone Inc.'s (the "Company") financial position at June 30, 2000, the results of operations for the three months ended June 30, 2000 and the period of March 1, 2000 to June 30, 2000, and cash flows for the period of March 1, 2000 to June 30, 2000. The results for the period ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.


NOTE 2 EARNINGS (LOSS) PER SHARE

The following represents the calculation of earnings (loss) per share:


                                   Three        Period of March 1,
                                Months Ended   2000 (inception) to
                                  JUNE 30,           JUNE 30,
                                    2000              2000*
Basic & Fully Diluted

Net Loss                        $  (95,030)         $  (96,330)

Less preferred stock dividends        -                 -
                                ----------          ----------

Net Loss                        $  (95,030)         $  (96,330)

Weighted average number of
Common shares                    8,032,495           6,120,407
                                ----------          ----------
Basic & Fully Diluted loss      $    (.011)         $    (.016)
per share *
                                ==========          ==========


* The Company had no common stock equivalents during the periods presented

NOTE 3 PRINCIPLES OF CONSOLIDATION


The unaudited consolidated financial statements for June 30, 2000 and the six months then ended include the accounts of CathayOne Inc. (formerly Premier Brands, Inc.) and its wholly owned subsidiary, Cathay Bancorp.com Limited, a Hong Kong corporation. On June 30, 2000 the Company acquired all of the issued and outstanding common shares of CMD Capital Limited ("CMD"), a Hong Kong corporation.

NOTE 4 NATURE OF BUSINESS AND RECENT REORGANIZATION


Pursuant to the share exchange agreement dated June 14, 2000, the Company acquired 100% of the issued and outstanding shares of Cathay Bancorp.com Limited ("Bancorp") in exchange for the issuance of 21,750,000 shares of the Company's common stock. Bancorp was incorporated on March 1, 2000 under the laws of Hong Kong. The transaction is treated as a reverse merger in accordance with Accounting Principles Board (APB) opinion No. 16, whereby the shareholders of Bancorp received approximately 83.8% of the then outstanding shares of the Company. The transaction has been accounted for using the purchase method of accounting, with Bancorp being identified as the acquirer for accounting purposes. The merger was treated as a tax-free reorganization for federal and state income tax purposes. The Company maintains the option to purchase between a 20% and 40% interest in WebShanghai.com Co., Ltd. ("WebShanghai") through Hong Kong Technologies Solutions, Limited. Upon the successful completion of the acquisition of WebShanghai, the Company will issue $650,000 worth of the Company's common stock to SNet Communications
(HK) Limited. In addition, the Company is responsible for all related restructuring costs incurred in connection with the transaction.


NOTE 5 ACQUISITION OF CMD CAPITAL LIMITED


Pursuant to an agreement dated June 30, 2000, the Company acquired 100% of the issued and outstanding shares of CMD Capital Limited ("CMD"), a Hong Kong corporation, in exchange for the issuance of 2,800,000 shares of the Company's common stock valued at $4 per share. As at the date of purchase, CMD's assets included 70% of the common stock of PRC Investment Journal Inc. ("PRC") whose assets included 100% ownership of the PRCInvest.com website (the "PRC Website"). Pursuant to an underlying joint venture contract, CMD is required to provide funding of $3,000,000 to PRC for continued development of the PRC Website. Pursuant to a cooperation agreement, CMD is required to provide $2,000,000 to be used to develop a Hong Kong version of the PRC Website. The transaction has been accounted for using the purchase method of accounting. In accordance with Staff Accounting Bulletin ("SAB") Topic #5 and SAB #48, for accounting purposes the transaction has been recorded at the par value of the shares issued (2,800,000 at $.001 each) rather than their fair value at the date issued ($11,200,000). CMD hasn't yet commenced operations and at the date of acquisition had a net book value of $128 resulting in a writedown of $2,672.


NOTE 6 COMMITMENTS


On April 6, 2000, Bancorp entered into a Letter of Intent whereby Bancorp formed a limited liability company in Hong Kong under the name of Hong Kong Technologies Solutions Limited ("Limited") on June 9, 2000. This Company will be used as a vehicle to make investments or other acquisitions on behalf of itself or Bancorp. See Note 4 above for discussion of the Company's additional commitments.


On May 5, 2000, Bancorp also entered into a Cooperation Agreement whereby it will cooperate in the establishment of a Sino-foreign equity joint venture ("the Joint Venture"). The Joint Venture will be responsible for constructing and managing a series of entertainment websites, including "estage" and "TalkShow". The Company will hold 50% of the joint venture's registered capital. On June 28, 2000 the Company entered into a Sino-Foreign Cooperative Joint Venture Contract, forming a joint venture named Capital Entertainment Limited. For its share of the equity, the Company and another equity holder will jointly contribute $10,000,000 cash in several installments. The specific date of each installment will be determined by the needs of the project, provided that the first installment of $2,000,000 is contributed within 30 days after the issuance of the joint venture's business license, of which $250,000 is due within 10 working days of signing the contract. A second installment of $3,000,000 will be due within 90 days after the issuance of the business license, and the final installment of $5,000,000 will be due before January 31, 2001. Upon the formal establishment of the Joint Venture, the Company will pay $700,000 and 500,000 shares of common stock to SNet Communications (HK) Limited ("SNet") pursuant to an agreement between SNet and Bancorp dated June 15, 2000. Upon completion of the entertainment websites to be owned by the Joint Venture, the Company will issue 250,000 shares of common stock to SNet. Upon obtaining the necessary license to operate talk show programs, the Company will issue 250,000 shares of common stock to SNet. To date the Company has issued 500,000 shares of common stock, as discussed above, to SNet under this agreement. These shares were valued at $4 per share.


Pursuant to a joint venture contract dated April 22, 2000, CMD agreed to establish a joint venture for the purpose of establishing an investment information portal in China, with a version to be created for Hong Kong. For its share of the equity, the Company will contribute $3,000,000. CMD will hold 70% of the joint venture's registered capital. The contributions will be determined by the needs of the project provided that for the China portal, $100,000 was paid within 10 working days after execution of the contract, $700,000 within 22 days of obtaining a business license, which includes the first $100,000, and $1,400,000 within 140 days after the launch of the website, and $900,000 within 280 days after receipt of a business license. Pursuant to a cooperation agreement dated April 22, 2000, CMD will contribute $200,000 to the Hong Kong version of the PRC Website, of which $100,000 must be paid within 10 days after the agreement takes effect and of which $600,000 must be paid within 22 working days after the agreement takes effect (this amount includes the initial $100,000). $600,000 must be paid within 70 working days and $800,000 within 140 working days after the official publication of the Hong Kong version.


NOTE 7 SUBSEQUENT EVENTS


Subsequent to June 30, 2000, the Company incorporated three new Hong Kong subsidiaries, Cathay B Trade Limited, Cathay Entertainment, Limited and Cathay Investment, Limited. Cathay Entertainment Limited will hold the Company's interest in the entertainment ventures on behalf of Bancorp and Cathay Investment Limited will hold the Company's interests in CMD Capital Limited. Cathay B Trade Limited will be used for future projects.


The Company has moved from Utah to Delaware and has been renamed "CathayOne Inc." upon the effectiveness of its merger into CathayOne Inc., the Company's newly formed and wholly-owned Delaware subsidiary on August 29, 2000. Under the terms of the merger, CathayOne Inc. is the surviving company. CathayOne Inc. has succeeded to all of the assets and liabilities of the Company immediately prior to the merger, and the Company's Board of Directors and its incumbent officers immediately prior to the merger are the Board of Directors and officers of CathayOne Inc. immediately after the merger.


UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS


On June 14, 2000, the Company acquired all of the issued and outstanding shares of Bancorp. The transaction was a reverse merger with Bancorp treated as the acquiring entity for accounting purposes. On June 30, 2000, the Company also acquired all of the issued and outstanding shares of CMD Capital Limited ("CMD"). The transactions have been accounted for using the purchase method of accounting and are reflected in the financial statements of the Company contained elsewhere herein. The unaudited pro forma combined statement of operations presents the results of operations assuming that the acquisitions became effective for accounting purposes on July 1, 2000.

The unaudited pro forma financial statements have been prepared by management. The pro forma adjustments include certain assumptions and preliminary estimates as discussed in the accompanying notes and are subject to change. These pro forma statements may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future. These pro forma financial statements should be read in conjunction with the accompanying notes and historical financial information of the Company included in this Form 8-K. See "FINANCIAL STATEMENTS".

                                 CATHAYONE INC.
                  UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                    FOR THE TWELVE MONTHS ENDED JUNE 30, 2000



                                       CathayOne      Cathay        CMD
                                       Inc.           Bancorp.com   Capital        Pro forma    Pro forma
                                                      Limited       Limited(1)     Adjustments  Total
                                       -------------------------------------------------------------------
Selling, General and Administrative
             Expenses                    $159,738        $98,129    $      --                    $257,867
                                       -------------------------------------------------------------------


Loss Before Taxes                        (159,738)       (98,129)          --                    (257,867)
                                       -------------------------------------------------------------------


Net Loss                                ($159,738)      ($98,129)   $      --                   ($257,867)
                                       ===================================================================


Loss per share                             ($0.04)      ($49,064)   $      --                      ($0.05)
                                       ===================================================================

Weighted average shares outstanding     4,208,319              2          1,000                 5,161,744
                                       -------------------------------------------------------------------



--------
(1) CMD Capital Limited is a development stage company that has not commenced operations as of June 30, 2000.

See accompanying notes to unaudited pro forma combined financial statements

NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

1. FISCAL YEAR ENDS

The unaudited pro forma combined statements of operations for the year ended June 30, 2000, include the Company, Bancorp and CMD's operations on a common fiscal year. The financial statements of the Company have been conformed to the year ended June 30, 2000 by including the operations results of the Company for the period July 1, 1999 to June 30, 2000, the operating results of Bancorp from March 1, 2000 (Inception) to June 30, 2000, and the operating results of CMD from August 4, 1999 (Inception) to June 30, 2000.


2. PRO FORMA ADJUSTMENTS

There are no anticipated adjustments to the statement of operations as a result of the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Item 1 of this Quarterly Report and the Form 10-SB of the Company for the year ended December 31, 1999.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-QSB the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, the Company's dependence on debt financing and securitizations to fund operations, and fluctuations in operating results. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.


The following financial review and analysis is intended to assist in understanding and evaluating the financial condition and results of operations of the Company and its subsidiaries for the three month period ended June 30, 2000.


COMPANY OVERVIEW

CathayOne Inc. (the "Company") is a publicly traded Delaware corporation organized to manage, take a controlling position in, and make strategic investments in technological and service companies in the Internet and e-commerce industries. The Company has positioned itself in the United States, through its principals, to take advantage of the growing Internet content and services market, and the growing broadband multimedia information dissemination opportunities, in China.


The Company's principal objective is to maximize appreciation and achieve liquidity for its shareholders. Management believes that the best returns for investments in the next decade will be in the People's Republic of China, Hong Kong and Macau (collectively, "Greater China"). The Chinese market is increasingly utilizing Internet applications, and the Company believes it can capitalize on the growth in information technology. The Company will initially focus on developing companies in the following markets:
Business-to-business e-commerce; business-to-government-to-business e-commerce; Internet software application; Internet content provider; Internet content origination; and Internet information services.

The Company will seek to take an active role in the day-to-day management of, and acquire a controlling equity interest in a limited number of e-commerce companies with emphasis in China. CathayOnline, Inc., a fully integrated Internet company serving the global Chinese community which is publicly traded in the US markets, will provide the Company with resources for potential investments from its pool of connections in the Greater China investment, finance and Internet communities.

The Company will provide its North American expertise in management, new technologies and financial acumen to companies in China. As the companies mature, the Company will seek to enhance value and liquidity for its shareholders by bringing these companies to the public market, arranging merger and acquisition opportunities or negotiating private transactions for them. In the alternative, the Company may take an equity position or enter into joint ventures with such companies.

The Company has moved from Utah to Delaware and has been renamed "CathayOne Inc." upon the effectiveness of its merger into CathayOne Inc., the Company's newly formed and wholly-owned Delaware subsidiary on August 29, 2000. Under the terms of the merger, CathayOne Inc. is the surviving company. CathayOne Inc. has succeeded to all of the assets and liabilities of the Company immediately prior to the merger, and the Company's Board of Directors and its incumbent officers immediately prior to the merger are the Board of Directors and officers of CathayOne Inc. immediately after the merger.

RESULTS OF OPERATIONS

General and administrative expenses for the three months ended
June 30, 2000 and the period of March 1, 2000 to June 30, 2000 were $33,055 and $34,355, respectively.

Costs associated with the reverse merger during the three months ended June 30, 2000 were $63,774. Such costs were partially offset by the issuance of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES


On June 30, 2000, the Company had cash of $4,087 and a working capital deficit of $83,711. Factors attributable to the increase in the working capital deficit include an increase in the Company's accounts payable and an increase in accrued expenses. Net cash provided by operating activities was $18,927 for the period of March 1, 2000 (Inception) to June 30, 2000. Cash used in investing activities totaled $16,139 due to the Company's initial investment in an unrelated foreign entity. Cash provided by financing activities totaled $1,299 for the period of March 1, 2000 (Inception) to June 30, 2000 due to the issuance of common stock upon organization of Bancorp. Due to the development of the Company and the proposed commitments as outlined in the preceding notes, the Company will require additional cash funds within the next twelve months. The Company proposes to accomplish this through various debt and equity placements. If the Company fails to raise capital, it would materially and adversely affect the Company.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company settled the matter involving Sports Heroes, Inc., which was disclosed in the Company's Form 10-SB for the fiscal year ending December 31, 1999 and the Company's Form 10-QSB for the quarter ending March 31, 2000, and paid all amounts owed and satisfied all of its obligations under the settlement agreement.


Pursuant to a Release, dated June 12, 2000 (the "Release"), Volpone Stamp Company, Inc. (d/b/a Sports Stamps Collectors Association) ("Volpone") released the Company from any and all claims it has or may have against the Company arising from or related to any dealings between the Company and Volpone up until the date of the Release. Volpone specifically released the Company from any claim arising from or related to the pleadings and papers filed in the case of VOLPONE STAMP COMPANY, INC., D.B.A. SPORTS STAMPS COLLECTORS ASSOCIATION V. PREMIER BRANDS, INC. (the "Volpone Case"), filed in the United States District Court for the Central District of California (Case No. CV 97-6697 SVW). In consideration for Volpone's execution of the Release, the Company paid $12,500 to Volpone and a Satisfaction of Judgment was filed in the United States District Court for the Central District of California on June 22, 2000, attesting to the payment in full of the judgment in the amount of $25,000 which was entered in the Volpone Case on August 11, 1998. Information regarding this matter was also disclosed in the Company's Form 10-QSB, filed for the quarter ending on March 31, 2000.


Pursuant to a Release, dated June 12, 2000 (the "Release"), Enviromint, Inc. (d/b/a Chicagoland Processing Corporation) ("Chicagoland") released the Company from any and all claims it has or may have against the Company arising from or related to any dealings between the Company and Chicagoland up until the date of the Release. Chicagoland specifically released the Company from any claim arising from or related to the pleadings and papers filed in the case of CHICAGOLAND PROCESSING CORPORATION V. PREMIER BRANDS, INC. (the "Chicagoland Case"), filed in the Municipal Court of the State of California, County of Orange, West Orange Judicial District (Case No. 227758). In consideration for Chicagoland's execution of the Release, the Company paid $5,000 to Chicagoland and a Satisfaction of Judgment was filed in the Municipal Court of the State of California, County of Orange, West Judicial District on June 30, 2000, attesting to the payment in full of the judgment in the amount of $17,354.93 for which a stipulation for entry of judgment was entered into in the Chicagoland Case on February 27, 1997. Information regarding this matter was also disclosed in the Company's Form 10-QSB, filed for the quarter ending on March 31, 2000.

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


Pursuant to a Compensation Agreement, dated June 15, 2000, between Bancorp and SNet Communications (HK) Limited ("SNet") (the "SNet Compensation Agreement"), in connection with services provided to Cathay Bancorp.Limited, a wholly-owned subsidiary of the Company ("Bancorp"), the Company (through Bancorp) has agreed to provide SNet with the right to subscribe, on the same terms as are available to the relevant other purchasers or transferees, for 10% of the shares of any subsidiary of the Company or Bancorp upon a reverse merger, spinoff or public listing or offering of shares by such subsidiaries. Pursuant to the SNet Compensation Agreement, Bancorp will pay US$700,000 to SNet and caused the Company to issue 500,000 shares of the Company's common stock to SNet upon the establishment of a sino-foreign equity joint venture company (the "JV"). Information regarding the establishment of the JV was disclosed in the Company's Current Report on Form 8-K, filed on July 7, 2000. Also in connection with this agreement, upon the successful completion of the Company's acquisition (through Bancorp) of a 20% interest in a separate sino-foreign equity joint venture company, Bancorp will pay US$650,000 to SNet for its role in the acquisition. The Company will also issue up to 500,000 additional shares of common stock to SNet upon the JV reaching certain operational thresholds.


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

Pursuant to a joint venture contract dated April 22, 2000, CMD agreed to establish a joint venture for the purpose of establishing an investment information portal in China, with a version to be created for Hong Kong. For its share of the equity, the Company will contribute $3,000,000. CMD will hold 70% of the joint venture's registered capital. The contributions will be determined by the needs of the project provided that for the China portal, $100,000 is paid within 10 working days after execution of the contract, $700,000 within 22 days of obtaining a business license, which includes the first $100,000, and $1,400,000 within 140 days after the launch of the website, and $900,000 within 280 days after receipt of a business license. Pursuant to a cooperation agreement dated April 22, 2000, CMD will contribute $200,000 to the Hong Kong version of the PRC Website, of which $100,000 must be paid within 10 days after the agreement takes effect and of which $600,000 must be paid within 22 working days after the agreement takes effect (this amount includes the initial $100,000). $600,000 must be paid within 70 working days and $800,000 within 140 working days after the official publication of the Hong Kong version. To date the amount contributed pursuant to both agreements is $700,000, of which $500,000 was advanced by another public company having directors in common with the Company, CathayOnline, Inc. The amount is repayable in cash and or shares of the Company and has no fixed repayment date.

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

      10.1 Compensation Agreement between Bancorp, a wholly-owned subsidiary of the Company, and SNet, dated June 15, 2000.

      10.2 Joint Venture Contract between CMD Capital Limited and China Investment Journal, dated April 22, 2000.

      10.3 Sino-Foreign Cooperative Joint Venture Contract, dated June 28, 2000, among Cathay Entertainment, SNet and CCC, incorporated herein by reference to the Company's Current Report on Form 8-K, filed on July 7, 2000.

      10.4 Cooperation Agreement between Hong Kong China Market Development Company Limited and China Investment Journal, dated April 22, 2000.

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

                  CATHAYONE INC.


                    By: /s/ S. David Cooperberg       Date: September 5, 2000
                       ---------------------------
                    Name:   S. David Cooperberg
                    Title:  President



                    By: /s/ Peter Lau                 Date: September 5, 2000
                       ---------------------------
                    Name:   Peter Lau
                    Title:  Chief Executive Officer and
                            Principal Accounting Officer