Form 10QSB
period 2000-09-30
CATHAYONE INC
filed 2000-11-14
CIK 1071355

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM................TO..................

                        COMMISSION FILE NUMBER 000-29865

                                 CATHAYONE INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



               DELAWARE                                 33-0489616
      ---------------------------------               ---------------
      (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

                  437 MADISON AVENUE, NEW YORK, NEW YORK 10022
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  212/888-1758
                    -----------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/   No/ /

Number of shares outstanding of the issuer's common stock, as of September 30, 2000: 29,258,319

                         CATHAYONE INC. AND SUBSIDIARIES
                          (A Development Stage Company)


PART I - FINANCIAL INFORMATION (Post Re-Capitalization - See Notes)
------------------------------
Item 1.Financial Statements                                             PAGE NO.
      Consolidated Balance Sheets as of September 30, 2000
       (unaudited)                                                          3
      Consolidated Statements of Operations for the
       Three months ended September 30, 2000 and
       since inception (unaudited)                                          4
      Consolidated Statements of Cash Flows for the
       period of March 1, 2000 through September 30, 2000 (unaudited)       5
      Notes to Consolidated Financial Statements                          6-8

Item 2. Management's Discussion and Analysis                             8-10


PART II - OTHER INFORMATION
---------------------------
Item 1. Legal Proceedings                                                   10

Item 2. Changes in Securities and Use of Proceeds                           10

Item 3. Defaults Upon Senior Notes                                          10

Item 4. Submission of Matters to a Vote of Security Holders                 10

Item 5. Other Information                                                10-11

Item 6. Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                  12

PART I      Financial Information

ITEM 1.     FINANCIAL STATEMENTS

                          CATHAYONE INC. & SUBSIDIARIES
                          (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            As of September 30, 2000



ASSETS


CURRENT ASSETS
Cash                                                                $     5,412
Prepaid Expenses                                                          2,000
                                                                    -----------
      Total Current Assets                                          $     7,412

LONG-TERM ASSETS
Furniture & Equipment                                                    18,131
Intangible Asset                                                         63,771
Investments in foreign operations                                     2,575,258
                                                                    -----------

TOTAL ASSETS                                                        $ 2,664,572
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Accounts payable                                                    $ 1,305,886
Income Taxes Payable                                                        800
                                                                    -----------
      Total Current Liabilities                                     $ 1,306,686

Commitments and Contingencies - Note 6

STOCKHOLDERS' EQUITY

Convertible preferred stock
($.001 par value, 5,000,000 authorized, none issued)                          0
Common stock
($.001, par value,100,000,000 authorized -
29,258,319 issued and outstanding)                                       29,258
Additional Paid-in-capital                                            1,999,500
Deficit accumulated during development stage                           (670,872)
                                                                    -----------

TOTAL STOCKHOLDERS' EQUITY                                            1,357,886
                                                                    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 2,664,572
                                                                    ===========


See Accompanying Notes to Consolidated Financial Statements

                          CATHAYONE INC. & SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
          For the Three Months Ended September 30, 2000 and the period of March 1,2000 (Inception) to September 30, 2000


                                   Three Months             Period of
                                          Ended         March 1, 2000
                                  September 30,        (Inception) to
                                           2000    September 30, 2000

EXPENSES
General and
  Administrative Expenses          $    572,743         $    608,897
Costs associated with
  Reverse merger - See Notes                  0               59,303
Writedown of CMD acquisition                  0                2,672
                                   ------------         ------------

TOTAL EXPENSES                          572,743              670,872
                                   ------------         ------------

NET LOSS                           $   (572,743)        $   (670,872)
                                   ============         ============

Net Loss Per Share-
  Basic and fully diluted          $      (.020)        $      (.049)
                                   ============         ============

Weighted Average Shares              29,258,319           16,819,189
                                   ============         ============


See Accompanying Notes to Consolidated Financial Statements

                          CATHAYONE INC. & SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
        For the period of March 1, 2000 (Inception) to September 30, 2000


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                          $  (670,872)
  Adjustments to reconcile net loss
  to net cash provided by operating activities:
Common stock issued upon Reorganization                                  24,658
Writedown of CMD acquisition                                              2,672
Increase (Decrease) in operating liabilities:
  Accounts payable & accrued expenses,                                1,106,014
  Prepaid expenses                                                       (2,000)
  Taxes payable                                                             800
                                                                    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               461,272
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Furniture & Equipment                                                 (18,131)
  Intangible asset                                                      (63,770)
  Investment in Foreign Operations                                     (375,259)
                                                                    -----------
NET CASH USED IN INVESTING ACTIVITIES                                  (457,160)
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issuances                                                  1,300
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,300
                                                                    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           $     5,412
                                                                    ===========

Cash and cash equivalents, beginning of period                      $         0
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $     5,412

Non-cash financing activities:
  Common stock issued relating to reverse merger:                   $    24,658
                                                                    -----------
  Common stock issued for acquisition of CMD Capital
  Limited                                                           $     2,800
                                                                    -----------
  Common stock issued for equity investments
  in foreign operations:                                            $ 2,000,000
                                                                    -----------


See Accompanying Notes to Consolidated Financial Statements

                          CATHAYONE INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2000, the results of operations for the three months ended September 30, 2000 and the period of March 1, 2000 to September
30, 2000, and cash flows for the period of March 1, 2000 to September 30, 2000. The results for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.


NOTE 2 - EARNINGS (LOSS) PER SHARE

The following represents the calculation of earnings (loss) per share:


                                                         Period of March 1, 2000
                                  Three Months Ended                 (Inception)
                                  September 30, 2000       to September 30, 2000
BASIC& FULLY DILUTED

Net Loss                             $   (572,743)            $   (608,897)
Less- preferred stock dividends
Net Loss                             $   (572,743)            $   (608,897)
                                     ------------             ------------

Weighted average number
  of common shares                     29,258,319               13,819,189
                                     ------------             ------------

Basic & Fully Diluted*
loss per share                       $      (.020)            $      (.049)
                                     ============             ============

*  The Company had no common stock equivalents during the periods presented


NOTE 3 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements for September 30, 2000 and the three months then ended and the period of March 1, 2000 to September 30, 2000 include the accounts of CathayOne Inc. ("CathayOne"), a Delaware corporation, and its wholly owned subsidiary, Cathay Bancorp Limited ("Bancorp"), a Hong Kong corporation. On June 30, 2000, the Company acquired all of the issued and outstanding common shares of CMD Capital Limited ("CMD"), a Hong Kong corporation.

NOTE 4 - NATURE OF BUSINESS AND RECENT REORGANIZATION

Pursuant to the share exchange agreement dated June 14, 2000, the Company acquired 100% of the issued and outstanding shares of Bancorp in exchange for the issue of 21,750,000 shares of the Company's common stock. Bancorp was incorporated on March 1, 2000 under the laws of Hong Kong. The transaction is treated as a reverse merger in accordance with Accounting Principles Board (APB) opinion No. 16, whereby the shareholders of Bancorp received approximately 83.8% of the then outstanding shares of the Company. The transaction has been accounted for using the purchase method of accounting, with Bancorp being identified as the acquirer for accounting purposes. The merger was treated as a tax-free reorganization for federal and state income tax purposes.

On July 5, 2000, the Company incorporated three new Hong Kong subsidiaries:
Cathay B Trade, Limited ("BTrade"), Cathay Entertainment Limited ("Entertainment"), and Cathay Investment, Limited ("Invest"). Entertainment will hold the Company's interest in the entertainment ventures on behalf of Bancorp and Investment will hold the Company's interests in CMD. BTrade will be used for future projects.

The Company has moved from Utah to Delaware and was renamed CathayOne Inc. upon the effectiveness of its merger into CathayOne Inc., its newly formed and wholly-owned Delaware subsidiary on August 29, 2000. Under the terms of the merger, CathayOne Inc. is the surviving company. CathayOne Inc. succeeded to all of the assets and liabilities of the Company immediately prior to the merger, and the Company's Board of Directors and its incumbent officers immediately prior to the merger are the Board of Directors and officers of CathayOne Inc. immediately after the merger.


NOTE 5 - ACQUISITION OF CMD CAPITAL LIMITED

Pursuant to an agreement dated June 30, 2000, the Company acquired 100% of the issued and outstanding shares of CMD in exchange for the issuance of 2,800,000 shares of the Company's common stock. As at the date of purchase, CMD's assets included 70% of the common stock of PRC Investment Journal Inc. ("PRC") whose assets included 100% ownership of the PRCInvest.com website (the "PRC Website"). Pursuant to an underlying joint venture contract, CMD is required to provide funding of $3,000,000 to PRC for continued development of PRC and the PRC Website. Pursuant to a cooperation agreement dated April 22, 2000, CMD is required to provide $2,000,000 to be used to develop a Hong Kong version of the PRC Website. The transaction has been accounted for using the purchase method of accounting.


NOTE 6 - COMMITMENTS

On June 28, 2000, the Company entered into a Sino-Foreign Cooperative Joint Venture Contract to establish a joint venture named Capital Entertainment Company Limited. The Company holds 50% of the Joint Venture's registered capital. The Joint Venture will be responsible for constructing and managing a series of entertainment websites, including "estage" and "TalkShow". For its share of the equity, the Company, via its Entertainment subsidiary, will contribute $10,000,000 in several installments, which may be in the form of cash, technology and/or equipment. Of this amount, $500,000 already has been invested. The specific date of each installment will be determined by the needs of the project, provided that a total of $2,000,000 is contributed within 30 days after the issuance of the Joint Venture's business license. A second installment of $3,000,000 will be due within 90 days after the issuance of the business license, and the final installment of $5,000,000 will be due by January 31, 2001. Entertainment presently is in technical default in the timing of its payment obligations, but expects to remedy the situation in due course.

Pursuant to an agreement dated June 15, 2000 between SNet Communications (HK) Limited ("SNet") and Bancorp, the Company has issued 500,000 shares of common stock valued at $4 per share to SNet and will pay $700,000 to SNet. Upon completion of the entertainment websites to be owned by the Joint Venture, the Company will issue 250,000 shares of the Company's common stock to SNet. Upon obtaining the necessary license to operate talk show programs, the Company will issue 250,000 shares of the Company's common stock to SNet. To date, the Company has issued the 500,000 shares discussed above to SNet, valued at $4 per share.

Pursuant to a joint venture contract dated April 22, 2000, CMD agreed to establish a joint venture for the purpose of establishing an investment information portal in China, with a version to be created for Hong Kong. For its share of the equity, the Company will contribute $3,000,000. CMD will hold 70% of the joint venture's registered capital. The contributions will be determined by the needs of the project provided that for the China portal, $100,000 was paid within 10 working days after execution of the contract, $700,000 must be paid within 22 days of obtaining a business license, which includes the first $100,000, $1,400,000 must be paid within 140 days after the launch of the website and $900,000 must be paid within 280 working days after receipt of a business license. Pursuant to a cooperation agreement dated April 22, 2000, CMD will contribute $2,000,000 to the Hong Kong version of the PRC Website, of which $100,000 must be paid within 10 days after the agreement takes effect and of which $600,000 must be paid within 22 working days after the agreement takes effect (this amount includes the initial $100,000). $600,000 must be paid within 70 working days and $800,000 within 140 working days after the official publication of the Hong Kong version.


NOTE 7 - RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2000, the Company incurred web development costs of $156,188 from another public company having directors in common with the Company. The other company also has made advances on behalf of the Company and, as at September 30, 2000, $365,410 included in accounts payable and accruals is due to the other company.

During the quarter ended September 30, 2000, the Company incurred fees with directors and officers in the amount of $110,000. Of this amount $90,000 is included in accounts payable and accruals at September 30, 2000.

Please see Note 6 above for the detailed terms of the transaction between the Company and SNet. The Company has issued 500,000 shares of common stock to SNet, valued at $4 per share, and will pay $700,000 to SNet. Upon the reaching of certain operational thresholds, as described above in Note 6, the Company will issue an additional 500,000 shares of common stock to SNet. SNet currently owns 5,420,000 shares of the Company's common stock, which constitutes 18.52% of the Company's issued and outstanding common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Item 1 of this Quarterly Report.


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

The following financial review and analysis is intended to assist in understanding and evaluating the financial condition and results of operations of the Company and its subsidiaries for the three month period ended September 30, 2000 and the period of March 1, 2000 (Inception) to September 30, 2000.

Company Overview

CathayOne Inc. (the "Company") is a publicly traded Delaware corporation whose purpose is to manage, take a majority position in, and/or make strategic investments in technological and service companies in the entertainment, Internet and e-commerce industries. While located in the United States, the Company has positioned itself to take advantage of the appetite for foreign content entertainment, the fast-growing broadband multimedia information dissemination opportunities, and Internet content services market in China.

The Company's principal objective is to maximize shareholder value. Management believes that the best returns for investments in the next decade will be in the People's Republic of China, Hong Kong, Macao and Taiwan (collectively, "Greater China"). The Greater China market is increasingly looking outward, both in its appetite for foreign content entertainment, as well as in its utilization of Internet applications. The Company believes it can capitalize on the growth in information technology, and will initially focus on developing companies in the following markets: entertainment, including music, theater and sporting events; business-to-government-to-business e-commerce; Internet content; business-to-business e-commerce; Internet software application; Internet content origination; and Internet information services.

The Company will further seek to acquire a majority--and/or a significant minority equity interest where a strategic relationship can be established--in a limited number of companies in the above industry sectors with emphasis in Greater China. It seeks well-managed entities with existing revenue flows and either existing cash flow or the likelihood of achieving positive cash flow over the short term. The Company may take an active role in providing guidance and introducing strategic relationships and, in certain circumstances, may take an active role in the management of the companies in which it invests.

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


Results of Operations

General and administrative expenses for the three months ended September 30, 2000 and the period of March 1, 2000 to September 30, 2000 were $572,743 and $608,897, respectively.


Liquidity and Capital Resources

On September 30, 2000, the Company had cash of $5,412 and a working capital deficit of $1,299,274. Factors attributable to the increase in the working capital deficit include an increase in the Company's accounts payable and an increase in accrued expenses. Net cash provided by operating activities was $461,272 for the period of March 1, 2000 (Inception) to September 30, 2000. Cash used in investing activities totaled $457,160 due to the Company's initial investment in an unrelated foreign entity. Cash provided by financing activities totaled $1,300 for the period of March 1, 2000 (Inception) to September 30, 2000 due to the issuance of common stock upon the organization of Bancorp. Due to the development of the Company and the proposed commitments as outlined in the preceding notes, the Company will require additional cash funds within the next twelve months. The Company proposes to accomplish this through various debt and equity placements. If the Company fails to raise capital, it would materially and adversely affect the Company.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a written consent dated as of June 30, 2000, in lieu of a special meeting, a majority of the shareholders of the Company authorized a change in the Company's state of incorporation from Utah to Delaware, the merger of the Company into its wholly-owned subsidiary, CathayOne Inc., CathayOne Inc. being the surviving company. The foregoing changes became effective August 29, 2000.


ITEM 5.  OTHER INFORMATION

On June 28, 2000, the Company entered into a Sino-Foreign Cooperative Joint Venture Contract to establish a joint venture named Capital Entertainment Company Limited. The Company holds 50% of the Joint Venture's registered capital. The Joint Venture will be responsible for constructing and managing a series of entertainment websites, including "estage" and "TalkShow". For its share of the equity, the Company, via its Entertainment subsidiary, will contribute $10,000,000 in several installments, which may be in the form of cash, technology and/or equipment. Of this amount, $500,000 already has been invested. The specific date of each installment will be determined by the needs of the project, provided that a total of $2,000,000 is contributed within 30 days after the issuance of the Joint Venture's business license. A second installment of $3,000,000 will be due within 90 days after the issuance of the business license, and the final installment of $5,000,000 will be due by January 31, 2001. Entertainment presently is in technical default in the timing of its payment obligations, but expects to remedy the situation in due course.

Pursuant to an agreement dated June 15, 2000 between SNet and Bancorp, the Company has issued 500,000 shares of common stock valued at $4 per share to SNet and will pay $700,000 to SNet. Upon completion of the entertainment websites to be owned by the Joint Venture, the Company will issue 250,000 shares of the Company's common stock to SNet. Upon obtaining the necessary license to operate talk show programs, the Company will issue 250,000 shares of the Company's common stock to SNet. To date, the Company has issued the 500,000 shares discussed above to SNet, valued at $4 per share. SNet currently owns 5,420,000 shares of the Company's common stock, which constitutes 18.52% of the Company's issued and outstanding common stock.

Pursuant to a joint venture agreement and cooperation agreement dated April 22, 2000, CMD Capital Limited (CMD), CMD agreed to establish a joint venture for the purpose of establishing an investment information portal in China, with a version to be created for Hong Kong. For its share of the equity, the Company will contribute $3,000,000. The Company will hold 70% of the joint venture's registered capital. The contributions will be determined by the needs of the project provided that, for the China portal, $100,000 was paid within 10 working days after execution of the contract, $700,000 must be paid within 22 days of obtaining a business license, which includes the first $100,000, $1,400,000 must be paid within 140 days after the launch of the website and $900,000 must be paid within 280 working days after receipt of a business license. Pursuant to a cooperation agreement dated April 22, 2000, CMD will contribute $2,000,000 to the Hong Kong version of the website, of which $100,000 must be paid within 10 days after the agreement takes effect, and of which $600,000 must be paid within 22 working days after the agreement takes effect, which includes the first $100,000, $600,000 within 70 working days and $800,000 within 140 working days after the official publication of the Hong Kong version.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

3.1      (i)      Articles of Incorporation of the Company, as amended, are
                  incorporated herein by reference to the Company's Registration
                  Statement on Form 10-SB, filed on March 8, 2000, and the
                  Company's Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2000.

         (ii) Bylaws of the Company, incorporated herein by reference to the Company's Registration Statement on Form 10-SB, filed on March 8, 2000.

10.1 Compensation Agreement between Bancorp, a wholly-owned subsidiary of the Company, and SNet, dated June 15, 2000.*

10.2 Joint Venture Contract between CMD Capital Limited and China Investment Journal, dated April 22, 2000.*

10.3 Sino-Foreign Cooperative Joint Venture Contract, dated June 28, 2000, among Entertainment, SNet and Capital Cultural Company.*

10.4 Cooperation Agreement between Hong Kong China Market Development Company Limited and China Investment Journal, dated April 22, 2000.*

27    Financial Data Schedule

b) Current Reports on Form 8-K

   1) Form 8-K/A, dated June 23, 2000, was filed on September 5, 2000, amending the Company's Form 8-K filed on July 7, 2000 to include a Consolidated Balance Sheet as of June 30, 2000, a Consolidated Statement of Operations for the three months ended June 30, 2000 and the period of March 1, 2000 (Inception) to June 30, 2000, a Consolidated Statement of Cash Flows for the period of March 1, 2000 (Inception) to June 30, 2000 and a Pro Forma Statement of Operations for the twelve months ended June 30, 2000, reflecting two acquisitions of the Company.

--------------------------------
*Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CATHAYONE INC.
                                     --------------


By:   /s/ Peter Lau                       Date: November 14, 2000
Name:   Peter Lau
Title:  Chief Executive Officer and
        Principal Accounting Officer


By:    /s/ S. David Cooperberg            Date: November 14, 2000
Name:      S. David Cooperberg
Title:     President