Form 10KSB
period 2000-12-31
CATHAYONE INC
filed 2001-04-17
CIK 1071355

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                   (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                               FOR THE YEAR ENDED
                                DECEMBER 31, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROMTO

                        COMMISSION FILE NUMBER 000-29865

                                 CATHAYONE INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                  33-0489616
--------------------------------------------------------------------------------
     (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
     INCORPORATION  OR  ORGANIZATION)               IDENTIFICATION  NO.)

                    2100 PINTO LANE, LAS VEGAS, NEVADA 89106
 -------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

Number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2000: 35,158,319

                          CATHAYONE INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying draft unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the draft unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at December 31, 2000, the results of operations for the year then.


NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  (loss)  per  share:

                           Period  of  March  1,  2000  (Inception)
                           December  31,  2000

BASIC&  FULLY  DILUTED


Net Loss                         $(1,433,368)
Less- preferred stock dividends           --
Net Loss                         $(1,433,368)
                                 ------------

Weighted average number
  Of common shares                32,208,319
                                 ------------

Basic & Fully Diluted*
loss per share                   $     (.045)
                                 ============

* The Company had no common stock equivalents during the period presented

NOTE  3  -  PRINCIPLES  OF  CONSOLIDATION

The unaudited consolidated financial statements for December 31, 2000 and the year then ended include the accounts of CathayOne Inc. ("CathayOne"), a Delaware corporation, and its wholly owned subsidiary, Cathay Bancorp Limited ("Bancorp"), a Hong Kong corporation. On June 30, 2000, the Company acquired all of the issued and outstanding common shares of CMD Capital, Limited ("CMD"), a Hong Kong corporation.


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

The Company has moved from Utah to Delaware and was renamed CathayOne Inc. upon the effectiveness of its merger into CathayOne Inc., its newly formed and Wholly owned Delaware subsidiary on August 29, 2000. Under the terms of the merger, CathayOne Inc. is the surviving company. CathayOne Inc. succeeded to all of the assets and liabilities of the Company immediately prior to the merger, and the Company's Board of Directors and its incumbent officers immediately prior to the merger are the Board of Directors and officers of CathayOne Inc. immediately after the merger.


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

On June 28, 2000, the Company entered into a Sino-Foreign Cooperative Joint Venture Contract to establish a joint venture named Capital Entertainment
Company Limited. The Company holds 50% of the Joint Venture's registered capital. The Joint Venture will be responsible for constructing and managing a series of entertainment websites, including "estage" and "TalkShow". For its share of the equity, the Company, via its Entertainment subsidiary, will contribute $10,000,000 in several installments, which may be in the form of cash, technology and/or equipment. Of this amount, $660,000 already has been invested. The specific date of each installment will be determined by the needs of the project, provided that a total of $2,000,000 is contributed within 30 days after the issuance of the Joint Venture's business license. A second installment of $3,000,000 will be due within 90 days after the issuance of the business license, and the final installment of $5,000,000 will be due by January 31, 2001. Entertainment presently is in technical default in the timing of its payment obligations, but expects to remedy the situation in due course by way of either a renegotiation of the Joint Venture agreement, or by withdrawing from participation.

Pursuant to an agreement dated June 15, 2000 between SNet Communications (HK) Limited ("SNet") and Bancorp, the Company has issued 500,000 shares of common stock valued at $4 per share to SNet and will pay $700,000 to SNet. Upon completion of the entertainment websites to be owned by the Joint Venture, the Company will issue 250,000 shares of the Company's common stock to SNet. Upon obtaining the necessary license to operate talk show programs, the Company will issue 250,000 shares of the Company's common stock to SNet. To date, the Company has issued the 500,000 shares discussed above to SNet, valued at $4 per share. In the event that the Joint Venture is canceled, or the agreement is renegotiated, then the further obligations of the company to SNet will either be greatly reduced or eliminated.

Pursuant to a joint venture contract dated April 22, 2000, CMD agreed to establish a joint venture for the purpose of establishing an investment information portal in China, with a version to be created for Hong Kong. For its share of the equity, the Company will contribute $3,000,000. CMD will hold 70% of the joint venture's registered capital. The contributions will be determined by the needs of the project provided that for the China portal, $100,000 was paid within 10 working days after execution of the contract, $700,000 must be paid within 22 days of obtaining a business license, which includes the first $100,000, $1,400,000 must be paid within 140 days after the launch of the website and $900,000 must be paid within 280 working days after receipt of a business license. Pursuant to a cooperation agreement dated April 22, 2000, CMD will contribute $2,000,000 to the Hong Kong version of the PRC Website, of which $100,000 must be paid within 10 days after the agreement takes effect and of which $600,000 must be paid within 22 working days after the agreement takes effect (this amount includes the initial $100,000). $600,000 must be paid within 70 working days and $800,000 within 140 working days after the official publication of the Hong Kong version. This project along with funding is on hold and well remain on hold until either funding is developed for the project or the project is sold.


NOTE  7  -  RELATED  PARTY  TRANSACTIONS

During the Year ended December 31, 2000, the Company incurred web development costs of $ 137,229 from another public company having a director in common with the Company. The other company also has made advances on behalf of the Company and, as of December 31, 2000, $ 639,948 included in accounts payable and accruals is due to the other company.

During the Year ended December 31, 2000, the Company incurred fees with directors and officers in the amount of $ 170,000. Of this amount $50,000 is included in accounts payable and accruals at December 31, 2000.

Please see Note 6 above for the detailed terms of the transaction between the Company and SNet. The Company has issued 500,000 shares of common stock to SNet, valued at $4 per share, and will pay $700,000 to Snet upon the reaching of certain operational thresholds, as described above in Note 6, the Company will issue an additional 500,000 shares of common stock to SNet. SNet currently owns 5,420,000 shares of the Company's common stock, which constitutes 18.52% of the Company's issued and outstanding common stock.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following information should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Item 1 of this Report.


FORWARD  LOOKING  STATEMENTS

When used in this Report on Form 10-KSB the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, the Company's dependence on debt financing and securitizations to fund operations, and fluctuations in operating results. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.


The following financial review and analysis is intended to assist in understanding and evaluating the financial condition and results of operations of the Company and its subsidiaries for the year ended December 31, 2000 and the period of March 1, 2000 (Inception) to December 31, 2000.

Company  Overview

CathayOne Inc. (the "Company") is a publicly traded Delaware corporation whose purpose is to develop a foreign entertainment content as well as provide foreign entertainment into China and its greater China Region. While the Company is located in the United States, the Company has positioned itself to take advantage of the appetite for foreign entertainment content and foreign entertainment in China.

The Company's principal objective is to maximize shareholder value. Management believes that the best returns for investments in the next decade will be in the People's Republic of China, Hong Kong, Macao and Taiwan (collectively, "Greater China"). The Greater China market is increasingly looking outward in its appetite for foreign content entertainment, as well as in its utilization of Internet applications. The Company believes it can capitalize on the growth in information technology, and will initially focus on developing companies in the following markets: entertainment, including music, theater and sporting events; business-to-government-to-business e-commerce.

It seeks well-managed entities with existing revenue flows and either existing cash flow or the likelihood of achieving positive cash flow over the short term. The Company may take an active role in providing guidance and introducing strategic relationships and, in certain circumstances, may take an active role in the management of the companies in which it invests.

The Company will provide its North American expertise in management, entertainment contacts, and financial acumen to its joint venture operations in China. As the Company matures, it will seek to enhance value and liquidity for its shareholders.

Though the Company still strongly believes in the afore-referenced, the recent downturn in both the traditional and non-traditional capital markets has forced the Company to suspend various development activities and actively seek to restructure the company from cost, administration, and direction perspectives. Though the Company is placing its various ventures and activities on hold, the company is pursuing through its previous efforts related to entertainment ventures, opportunities to produce entertainment projects which are intended to provide a dramatic short-term ROI. Once funds are provided, either by the capital markets or internal generation, the Company will re-address the currently suspended projects and then re-activate them on an ROI basis.



Results  of  Operations

General and administrative expenses for the period of March 1, 2000 to December 31, 2000 were $1,433,368.


Liquidity  and  Capital  Resources

On December 31, 2000, the Company had cash of $ 63,772 and a working capital deficit of $ 1,839,166. Factors attributable to the increase in the working capital deficit include an increase in the Company's accounts payable and an increase in accrued expenses. Net cash provided by operating activities was $ 997,228 for the period of March 1, 2000 (Inception) to December 31, 2000. Cash used in investing activities totaled $ 934,056 due to the Company's initial investment in an unrelated foreign entity. Cash provided by financing activities totaled $ 500,000 for the period of March 1, 2000 (Inception) to December 31, 2000 due to the issuance of common stock. Due to the development of the Company and the proposed commitments as outlined in the preceding notes, the Company will require additional cash funds within the next twelve months. The Company proposes to accomplish this through various debt and equity placements. If the Company fails to raise capital, it would materially and adversely affect the Company.


PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The Company is the subject of a certain litigation claiming the Company failed to pay commissions for the placement of securities. The company believes it has honored its obligations and contracts in this regard and feels the claim is spurious, and is confident of prevailing in the suit.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On November 27, 2000, the Company issued 200,000 shares of its common stock in a private placement. Proceeds, net of commissions, amounted to $450,000 which were used for general corporate purposes.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

Not  applicable


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Pursuant to a written consent dated as of June 30, 2000, in lieu of a special meeting, a majority of the shareholders of the Company authorized a change in the Company's state of incorporation from Utah to Delaware, the merger of the Company into its wholly owned subsidiary, CathayOne Inc., CathayOne Inc. being the surviving company. The foregoing changes became effective August 29, 2000.


ITEM  5.  OTHER  INFORMATION

On June 28, 2000, the Company entered into a Sino-Foreign Cooperative Joint Venture Contract to establish a joint venture named Capital Entertainment
Company Limited. The Company holds 50% of the Joint Venture's registered capital. The Joint Venture will be responsible for constructing and managing a series of entertainment websites, including "estage" and "TalkShow". For its share of the equity, the Company, via its Entertainment subsidiary, will contribute $10,000,000 in several installments, which may be in the form of cash, technology and/or equipment. Of this amount, $500,000 already has been invested. The specific date of each installment will be determined by the needs of the project, provided that a total of $2,000,000 is contributed within 30 days after the issuance of the Joint Venture's business license. A second installment of $3,000,000 will be due within 90 days after the issuance of the business license, and the final installment of $5,000,000 will be due by January 31, 2001. Entertainment presently is in technical default in the timing of its payment obligations, but expects to remedy the situation in a manner as previously referenced in Note 6 above.

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

Pursuant to a joint venture agreement and cooperation agreement dated April 22, 2000, CMD Capital Limited (CMD), CMD agreed to establish a joint venture for the purpose of establishing an investment information portal in China, with a version to be created for Hong Kong. For its share of the equity, the Company will contribute $3,000,000. The Company will hold 70% of the joint venture's registered capital. The contributions will be determined by the needs of the project provided that, for the China portal, $100,000 was paid within 10 working days after execution of the contract, $700,000 must be paid within 22 days of obtaining a business license, which includes the first $100,000, $1,400,000 must be paid within 140 days after the launch of the website and $900,000 must be paid within 280 working days after receipt of a business license. Pursuant to a cooperation agreement dated April 22, 2000, CMD will contribute $2,000,000 to the Hong Kong version of the website, of which $100,000 must be paid within 10 days after the agreement takes effect, and of which $600,000 must be paid within 22 working days after the agreement takes effect, which includes the first $100,000, $600,000 within 70 working days and $800,000 within 140 working days after the official publication of the Hong Kong version. This project is currently on hold and will remain so until funds are obtained to pursue the project or the project is sold.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)  Exhibits

3.1      (i)      Articles  of  Incorporation  of  the  Company, as amended, are incorporated herein by reference to the Company's Registration
                  Statement  on  Form  10-SB,  filed  on  March 8, 2000, and the
                  Company's Quarterly Reports on Form 10-QSB for the Quarters ended June 30, 2000 and September 30, 2000.

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

-  --------------------------------
*Previously  filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CATHAYONE  INC.
                                     --------------

                                CATHAYONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEET - UNAUDITED
                                DECEMBER 31, 2000
                                =================

                                     ASSETS
                                     ------

Current Assets
Cash                                               $  63,772
Investments                                        2,928,110
                                                 ------------
    Total Current Assets                           2,991,882
Fixed Assets
  Equipment                                            5,946

    Total Assets                                 $ 2,997,828
                                                 ============

                          LIABILITIES
                          -----------

Current Liabilities
  Accounts Payable & Accrued Expenses              1,902,938

                          STOCKHOLDERS' EQUITY
                          ---------------------

Common Stock ($.001 par value, 100,000,000
 Authorized, 35,158,319 issued and outstanding)       34,858
Additional Paid-in-capital                         2,493,400
Retained Deficit                                  (1,433,368)
                                                 ------------
    Total Stockholders' Equity                     1,094,890
                                                 ------------

    Total Liabilities &
    Stockholders' Equity                         $ 2,997,828
                                                 ============

                                 CATHAYONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS - UNAUDITED
 FOR THE PERIOD OF REORGANIZATION ( MARCH 1, 2000  ) THROUGH DECEMBER 31, 2000*
 ==============================================================================

General & Administrative Expenses:
----------------------------------

          Administrative & Office Expenses  $    16,431
          Bank Charges                              333
          Public Trading Expenses                 4,320
          Commissions                            50,000
          Consulting Fees                       404,803
          Postage                                   782
          Investor Relations                     12,747
          Insurance                              43,081
          Internet                                  600
          Professional Fees                     744,493
          Promotions                                235
          Development Expenses                   83,770
          Rent                                   42,742
          Salaries                               12,202
          Telephone                              12,021
          Travel                                  4,448
          Taxes                                     360
                                            ------------
            Net loss                        $(1,433,368)
                                            ============

            Net loss per common share,
            Basic & fully Diluted           $      (.05)
                                            ============

            Weighted Average Shares          32,208,319
                                            ============

*Also  Cumulative-to-date  since  inception

                                CATHAYONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED
  FOR THE PERIOD OF REORGANIZATION (MARCH 1, 2000) THROUGH DECEMBER 31, 2000*
  ===========================================================================

                                  Common    Common    Paid-in-    Retained
                                  Shares     Stock    Capital     Deficit
                                ----------  -------  ----------  ----------
Balances, Mar.1, 2000                  -0-      -0-         -0-         -0-

Common stock issued in
connection with reorganization
And recapitalization            28,458,319   28,458         -0-         -0-

Common stock issued in
connection with CMD
acquisition                        500,000      500   1,993,600         -0-

Common stock issued in           5,700,000    5,700         -0-         -0-
escrow for potential financing

Common stock issued
investor                           200,000      200     499,800         -0-


Net Loss for the period                -0-      -0-         -0-   1,433,368
                                ----------  -------  ----------  ----------

Balances, Dec. 31, 2000         34,858,319  $34,858  $2,493,400  $1,433,368
                                ==========  =======  ==========  ==========

                                CATHAYONE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF CASH FLOWS - UNAUDITED
  FOR THE PERIOD OF REORGANIZATION ( MARCH 1, 2000 ) THROUGH DECEMBER 31, 2000*
 ==============================================================================

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
-----------------------------------------

        Net Loss                                    $(1,433,368)
          Adjustments to reconcile net loss to
        net cash provided by operating activities
        Stock issued                                     34,858
         (Increase) decrease
         in operating assets:
          Prepaid Expenses                                 (500)
        Increase (decrease)
        in operating liabilities:
            Accounts payable & accrued expenses       2,396,238
                                                    ------------

          NET CASH USED IN OPERATING
          ACTIVITIES                                $   997,228
                                                    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

          Expenditure for fixed assets                   (5,946)
          Investment in foreign operations             (928,110)
                                                    ------------

          NET CASH USED IN INVESTING
          ACTIVITIES                                   (934,056)
                                            ------------

          NET INCREASE IN CASH AND CASH
          EQUIVALENTS                               $    63,772
                                                    ------------

          Cash, beginning of period                 $       -0-
                                                    ------------

          Cash, end of year                         $    63,772
                                                    ============

NON-CASH FINANCING ACTIVITIES:
------------------------------
          Stock issued for investment in foreign
           operations                               $ 2,000,000
                                                    ============