Form 10KSB/A
period 2000-12-31
CATHAYONE INC
filed 2001-05-16
CIK 1071355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

   [ ]   Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ______ to ______ .

Commission file number: 000-29865
                       ----------

                                 CATHAYONE, INC.
        (Exact name of small business issuer as specified in its charter)



               Delaware                                  33-0489616
               --------                                  ----------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

                    2100 Pinto Lane, Las Vegas, Nevada 89106
                    ----------------------------------------
           (Address of principal executive office including Zip Code)

                                 (702) 378-6864
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X                     No
                                       ------                   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's total consolidated revenues for the year ended December 31, 2000, were $0

The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $12,869,905 based on the average closing bid and asked prices for the Common Stock on May 8, 2001.

At March 31, 2001, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only outstanding class of voting stock), was 29,689,158.

                                TABLE OF CONTENTS



                                                                            PAGE

                                     PART I

Item 1.      Description of Business...........................................3

Item 2.      Description of Property...........................................5

Item 3.       Legal Proceedings................................................5

Item 4.      Submission of Matters to a Vote of Security-Holders...............6


                                PART II


Item 5.      Market for Common Equity and Related Stockholder Matters..........6

Item 6.      Management's Discussion and Analysis or Plan of Operation.........8

Item 7.      Financial Statements.............................................10

Item 8.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.............................................11

                               PART III


Item 9.      Directors and Executive Officers.................................11

Item 10.     Executive Compensation...........................................13

Item 11.     Security Ownership of Certain Beneficial Owners and Management...13

Item 12.     Certain Relationships and Related Transactions...................15

Item 13.     Exhibits, List and Reports on Form 8-K...........................15

Signatures....................................................................16

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

Business Development History

CathayOne, Inc. (the "Company") is a publicly traded Delaware corporation which was originally incorporated in the State of Utah on August 6, 1984, under the name North American Clothing Company, Inc.

As of June 30, 2000, a majority of the shareholders of the Company authorized a change in the Company's state of incorporation from Utah to Delaware, and the merger of the Company into its wholly-owned subsidiary, CathayOne Inc., CathayOne Inc. being the surviving company. The redomiciling of the Company to the State of Delaware and the concurrent change of the Company's name to CathayOne Inc. occurred on August 9, 2000.

The Company's principal executive office is located at 2100 Pinto Lane, Las Vegas, Nevada 89106 and its telephone number is (702)378-6864.

Business of the Issuer.

A.       Principal Products and Services

The Company's stated business purpose is to manage, take a majority position in, and/or make strategic investments in technological and service companies in the entertainment, Internet and e-commerce industries. While located in the United States, the Company has positioned itself to take advantage of the appetite for foreign content entertainment, the fast-growing broadband multimedia information dissemination opportunities, and Internet content services market in China. Management believes that the best returns for investments in the next decade will be in the People's Republic of China, Hong Kong, Macao and Taiwan (collectively, "Greater China").

The Greater China market is increasingly looking outward, both in its appetite for foreign content entertainment, as well as in its utilization of Internet applications. The Company believes it can capitalize on the growth in information technology, and will initially focus on developing companies in the following markets: entertainment, including music, theater and sporting events; business-to-government-to-business e- commerce; Internet content; business-to-business e-commerce; Internet software application; Internet content origination; and Internet information services.

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

B.       Distribution

The Company is still in the developmental phase and has not, to this date, embarked on any consistent attempts to market or distribute its products in the Greater China region or elsewhere. The Company has performed no formal market studies related to its proposed products and services in the Greater China region. However, the Company has been involved in limited in house research to determine the types of music and entertainment which might be marketed successfully in the Greater China region.

C.       Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining additional suitable business opportunities, or that it will be able to successfully operate its current proposed businesses.

The market for the provision of Internet entertainment products and/or services to individuals and businesses is extremely competitive and highly fragmented. There may be substantial barriers to entry in mainland China and other foreign countries where the Company seeks to operate, and the Company expects that competition will intensify as these markets become more open to products on the internet. The Company believes that the primary competitive factors determining success in this market are a reputation for reliability and service, effective customer support, pricing, creative marketing, and geographic coverage. Other important factors include the timing of introductions of new products and services and industry and general economic trends. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

In order to respond to expected changes in the competitive environment, the Company may, from time to time, make price, service or marketing decisions or make acquisitions that could possibly harm its business. Developing new technologies may also increase competitive pressures on the Company by enabling its competitors to offer a lower cost service.

D.       Dependence on Major Customers

The Company's business plan does not envision dependence on one or a few major customers

E.       Governmental Regulation

The Company is subject to the same federal, state and local laws as other companies providing entertainment and internet products and services. Today, there are relatively few laws specifically directed toward online products and services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations may be adopted with respect to the Internet or online products and services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy are uncertain. Several jurisdictions have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies.

While located in the United States, the Company has positioned itself to take advantage of foreign content entertainment, the fast-growing broadband multimedia information dissemination opportunities, and Internet content services market in foreign markets. Management intends to build its business in the People's Republic of China, Hong Kong, Macao and Taiwan (collectively, "Greater China"). In all of these countries, businesses face varying degrees of government regulation. Mainland China is heavily regulated. Because the Company is in a start-up mode, it is presently impossible to predict the government regulation, if any, to which the Company may be subject. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. The Company is presently attempting to ascertain the effects of such government regulation on the prospective business of the Company. Under the present circumstances, the Company is in the development stage. Therefore, it is not feasible to predict with any degree of accuracy the impact of government regulation on the Company's operations. The inability to ascertain the effect of government regulation on the Company's prospective business activity creates a high degree of risk.

F.    Regulatory Overview

Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet. Such new laws or regulations may cover issues such as content, privacy, pricing, encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. The Company cannot predict the impact, if any, that any future regulatory changes or development may have on its business, financial condition and results of operations. Changes in the regulatory environment relating to the Internet, including regulatory changes that directly or indirectly affect the ability to market products or services, or increase the likelihood or scope of competition, could have a material adverse effect on the Company's business, financial condition and results of operations.

G.    Employees

The Company has three full time employees. Part time employees are hired from time to time depending on increased marketing or additional projects in which the Company may be involved.

ITEM  2.  DESCRIPTION OF PROPERTY

The Company owns no real property. The Company rents, on a month to month basis, approximately 175 square feet of office space, located at 2100 Pinto Lane, Las Vegas, Nevada 89106, from Jeff and Mary Albregts for $500 per month.

ITEM  3.  LEGAL PROCEEDINGS

Capital Lake S.A. v. CathayOne, Inc., Case No. 01-CV-1266 (SAS) filed in the United States District Court for the Southern District of New York. The case involves a claim to entitlement to a $300,000 finder's fee/brokerage commission. The Company denies liability and is defending the action. The case is in its early stages. No discovery has occurred. The Company is unable to express an opinion on the outcome at this time, although the Company does feel it has a meritorious defense to the claim.

There are no other pending legal claims against the Company.

The Company is aware of a claim being asserted by its former legal counsel for fees in the approximate amount of $379,000, which amount is contested by the Company. The Company is attempting to settle this claim.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last 3 months of the fiscal year ended December 31, 2000, no matters were submitted by the Company to a vote of its shareholders

                                     PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity.

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, "CATH." Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2000 and 1999 and for the first quarter ending March 31, 2001 are as follows:


YEAR           QUARTER ENDING                HIGH               LOW

1999           March 31,                     $6.13              $5.44
               June 30,                      $5.00              $4.00
               September 30,                 $4.50              $2.00
               December 31,                  $5.00              $1.13
2000           March 31,                     $5.44              $5.00
               June 30,                      $5.00              $4.00
               September 30, 2               $7.42              $6.75
               December 31,                  $7.37              $1.37

On March 31, 2001, The number of issued and outstanding shares of the Company's common stock was 35,289,158, and the approximate number of holders of record of the Company's common stock was 178. No cash dividends were paid during the fiscal years ending December 31, 2000 and 1999.

Recent Sales of Unregistered Securities.

The following is a list of all securities sold by the Company within the period covered by this report, except for those previously reported on Form 10-QSB, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

On July 10, 2000, the Company issued 1,000 shares of common stock to Russell L. Harrison for conversion of preferred shares of the Company pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to the offeree for conversion of preferred shares; (2) there was only one offeree who was issued stock for conversion of preferred shares; (3) the offeree did not resell the stock but has continued to hold it since the date of issue;
(4) there were no subsequent or contemporaneous public offerings of the stock;
(5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On July 31, 2000, the Company issued 25,050,000 shares of common stock to the 23 individuals and entities listed below in exchange for 100% of the issued and outstanding stock of CMD Capital Ltd. and CathayBancorp.com Ltd. pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to 23 offerees as part of the acquisition by the Company of 100% of the issued and outstanding shares of CMD Capital Ltd. and CathayBancorp.com Ltd.; (2) there were only 23 offerees who was issued stock for stock and services; (3) the offerees did not resell the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.


NAME                                                       NUMBER OF SHARES
Source Tech Ltd.                                           1,250,000
Cathayonline Technologies (HK) Ltd.                        1,750,000
The Vision Group                                           750,000
Wilshire Holdings, Inc                                     1,000,000
Quantum Special Equity Fund                                1,000,000
Jessica & Ariella Inc.                                     75,000
Big Apple Management                                       200,000
Limad Enterprises Ltd.                                     325,000
SNET Communications (HK) Ltd.                              5,420,000
Yu Long                                                    500,000
Ting Kan Nok                                               3,630,000

---------------------------------------------------------------------
David Cooperberg                                           500,000
---------------------------------------------------------------------
                                                           500,000
Phillip Flaherty
David Ng                                                   500,000
Owen Li                                                    250,000
Sandybrook Tradings Ltd.                                    75,000
Dalton Group Investment                                    750,000
Peter Lau                                                  500,000
Shanghai Net Technologies (HK) Co Ltd.                   4,500,000
Bernie Cohen                                               300,000
World Tender Ltd.                                          500,000
Lothian Bancorp Ltd.                                       450,000
Renbury Industries Ltd.                                    325,000
---------------------------------------------------------------------

On November 14, 2000, the Company issued 25,000 shares of common stock at $1.00 per share to Seth Shaw for services rendered to the Company pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to the offeree for services; (2) there was only one offeree who was issued stock for services; (3) the offeree did not resell the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On November 27, 2000, the Company issued 200,000 shares of common stock at $2.50 per share to Ed Van Maanen for cash pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to the offeree for cash; (2) there was only one offeree who was issued stock for cash; (3) the offeree did not resell the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM  6.  MANAGEMENT DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

Plan of Operation

The Company's stated business purpose is to manage, take a majority position in, and/or make strategic investments in technological and service companies in the entertainment, Internet and e-commerce industries. While located in the United States, the Company has positioned itself to take advantage of the appetite for foreign content entertainment, the fast-growing broadband multimedia information dissemination opportunities, and Internet content services market in China. The Company's principal objective is to maximize shareholder value. Management believes that the best returns for investments in the next decade will be in the People's Republic of China, Hong Kong, Macao and Taiwan (collectively, "Greater China").

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

The Company will further seek to acquire a majority and/or a significant minority equity interest where a strategic relationship can be established--in a limited number of companies in the above industry sectors with emphasis in Greater China. It seeks well-managed entities with existing revenue flows and either existing cash flow or the likelihood of achieving positive cash flow over the short term. The Company may take an active role in providing guidance and introducing strategic relationships and, in certain circumstances, may take an active role in the management of the companies in which it invests. The Company will provide its North American expertise in management, new technologies, and financial acumen to companies in China. As the companies mature, the Company will seek to enhance value and liquidity for its shareholders by bringing these companies to the public market, arranging merger and acquisition opportunities, or negotiating private transactions for them. In the alternative, the Company may take an equity position or enter into joint ventures with such companies.

The Company has no current plans to perform any product research and development during the coming year.

The Company has no current plans to spend any significant amount in the coming year on Plant or Equipment.

At the present time, it is not anticipated that the Company will have any significant increase in the number of employees working for the Company.

Going Concern

The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern, includes: (1) obtaining funding from the sale of the Company's securities; (2) increasing sales, and (3) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7.  FINANCIAL STATEMENTS

The following pages numbered F-1 through F-15 contain audited financial statements and accompanying notes as prepared by the Company's independent auditors.

                    CONSOLIDATED AUDITED FINANCIAL STATEMENTS

                         CATHAYONE, INC. & SUBSIDIARIES
                          (A Development Stage Company)

                                December 31, 2000

                                TABLE OF CONTENTS



INDEPENDENT AUDITORS' REPORT.................................................F-3

CONSOLIDATED BALANCE SHEET...................................................F-4

CONSOLIDATED STATEMENT OF OPERATIONS.........................................F-5

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT..............................F-6

CONSOLIDATED STATEMENT OF CASH FLOWS ........................................F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..................................F-8

                    (Letterhead of Bongiovanni & Associates)


                                                           555 S. Powerline Road
                                                    Pompano Beach, Florida 33069

(954) 975-9601 Office
(954) 979-6695 fax

To the Board of Directors and Stockholders:
Cathayone, Inc.
2100 Pinto Lane
Las Vegas, Nevada 89106

We have audited the accompanying consolidated balance sheet of Cathayone, Inc. & subsidiaries (a development stage company) as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the period of March 1, 2000 (Date of Reorganization) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We were not able to confirm litigation, claims and assessments (both asserted and unasserted) with the Company's legal counsel. In addition, we were unable to determine the validity of certain related accruals and disclosures through the use of alternative procedures.
In our opinion, except for the effects of such adjustment, if any, as might have been determined to be necessary had we been able to determine the validity of accruals and related disclosures, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of Cathayone, Inc. & subsidiaries (a development stage company) as of December 31, 2000 and the consolidated results of its operations and its cash flows for the period of March 1, 2000 (Date of Reorganization) through December 31, 2000 in conformity with generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

May 1, 2001

/s/ Bongiovani & Associates
-------------------------
Bongiovani & Associates

                         CATHAYONE, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                              At December 31, 2000


ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                $          37,187
     Prepaid Expenses
                                                                            500
                                                             ------------------
                  TOTAL CURRENT ASSETS                                   37,687
                                                             ------------------

FIXED ASSETS
     Furniture and Office Equipment                                       5,946
     Accumulated Depreciation
                                                                           (850)
                                                             ------------------
        Net Fixed Assets                                                  5,096

                  TOTAL ASSETS                                $          42,783
                                                             ==================


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses - Note I                   1,044,701
     Due to Related Parties - Note C                                    776,177
                                                              ------------------
                  TOTAL CURRENT LIABILITIES                           1,820,878
                                                              ------------------

COMMITMENTS AND CONTINGENCIES - NOTE I

STOCKHOLDERS' DEFICIT
     Common Stock ($.001 par value, 100,000,000 shares
     authorized:  29,489,158 issued and outstanding)                     29,489
     Preferred Stock ($.001 par value, 5,000,000 shares
     authorized:  none issued and outstanding)                              -0-
     Additional Paid-in-Capital                                       2,667,349
     Deficit Accumulated During Development Stage                    (4,474,933)
                                                              ------------------
                  TOTAL STOCKHOLDERS' DEFICIT                        (1,778,095)
                                                              ------------------

                  TOTAL LIABILITIES AND STOCKHOLDERS'         $          42,783
                  DEFICIT
                                                              ==================

         See notes to audited financial statements and auditors' report

                         CATHAYONE, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statement of Operations
            For the Period of March 1, 2000 (Date of Reorganization)
                              to December31, 2000*

OPERATING EXPENSES:
     Advertising                                            $            84,006
     Bad Debt - Note G                                                   10,000
     Consulting - Note H                                                503,682
     Depreciation                                                           850
     General and Administrative - Note C                                 33,301
     Impairment of Intangibles - Note F                               2,000,000
     Insurance                                                           43,081
     Office Expenses                                                      5,019
     Payroll and Related Taxes                                           12,202
     Professional Fees - Notes C and H                                  760,632
     Public Trading                                                      17,067
     Rent                                                                42,742
     Research and Development - Notes C and E                           910,870
     Travel                                                               8,859
     Utilities                                                           12,022
                                                               -----------------
                  TOTAL EXPENSES                                      4,444,333
                                                               -----------------

                    OPERATING LOSS                                   (4,444,333)
                                                               -----------------

OTHER EXPENSE:
     Interest Expense - Note H                                          (30,600)
                  TOTAL OTHER EXPENSE                                   (30,600)
                                                               -----------------

                   LOSS BEFORE TAXES                                (4,474,933)

                   INCOME TAX (PROVISION) BENEFIT - NOTE D                  -0-
                                                               -----------------

                   NET LOSS                                       $  (4,474,933)
                                                               =================

     Net Loss Per Common Share
     Basic & Fully Diluted                                   $            (0.15)
                                                               =================

     Weighted Average Common
     Shares Outstanding                                              29,304,407
                                                               =================

     *Also cumulative-to-date since inception

         See notes to audited financial statements and auditors' report

                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Deficit
            For the Period of March 1, 2000 (Date of Reorganization)
                              to December 31, 2000

                                                                                                        Deficit
                                                                                                      Accumulated
                                                     Common           Common         Additional         During
                                                     Shares           Stock            Paid-in        Development
                                                     ('000)         $.001 Par          Capital           Stage
                                                 ------------------------------- ------------------ ---------------

Balances, March 1, 2000*                                     -0-             -0-               -0-              -0-

Retroactive restatement (recapitalization)
of equity due to reverse merger                           25,958          25,958               -0-              -0-

Common stock issued to related party
 for interest in subsidiary                                2,800           2,800               -0-              -0-

Common stock issued under
private placement                                            206             206           514,624              -0-

Common stock issued for services                              25              25           123,225              -0-

Common stock issued for acquisition of
subsidiary and licensing rights                              500             500         1,999,500              -0-

Waiver of interest on amounts due to
related parties                                              -0-             -0-            30,000              -0-

Net loss for period                                          -0-             -0-               -0-      (4,474,933)
                                                 ---------------  --------------   ---------------  ---------------

Balances, December 31, 2000                               29,489         $29,489        $2,667,349     ($4,474,933)
                                                 ===============  ==============   ===============  ===============

* Includes retroactive change in capital structure during 2000.



         See notes to audited financial statements and auditors' report

                         CATHAYONE, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
            For the Period of March 1, 2000 (Date of Reorganization)
                             to December 31, 2000*

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                          $   (4,474,933)
      Adjustments to reconcile net loss to net
      cash used in operating activities:
           Depreciation                                                                             850
           Equity adjustment in connection with reorganization - Note H                          28,758
           Common stock issued for services - Note H                                            123,250
           Impairment of intangible asset - Note F                                            2,000,000
           Interest waived on related party balances - Note H                                    30,000
           (Increase) in operating assets:
                Prepaid expenses                                                                   (500)
           Increase in operating liabilities:
                Amounts due related party for services rendered - Note C                        301,107
                Accounts payable and accrued expenses - Note I                                1,044,701
                                                                                      ------------------

                NET CASH USED IN OPERATING ACTIVITIES                                          (946,767)
                                                                                      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for furniture and office equipment                                            (5,946)
                                                                                      ------------------

                NET CASH USED IN INVESTING ACTIVITIES                                            (5,946)
                                                                                      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sales of common stock - Note H                                              514,830
      Advances from related parties - Note C                                                    475,070
                                                                                      ------------------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                                       989,900
                                                                                      ------------------

                NET INCREASE IN
                CASH AND CASH EQUIVALENTS                                                        37,187
                                                                                      ------------------

CASH AND CASH EQUIVALENTS:
                Beginning of period                                                                  -0-
                                                                                      ------------------

                End of period                                                         $           37,187
                                                                                      ==================
*Also cumulative-to-date since inception

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                          $             600
                                                                                      ==================

NON-CASH FINANCING ACTIVITIES:
      Common stock issued for services                                                 $        123,250
                                                                                      ==================

         See notes to audited financial statements and auditors' report

                         CATHAYONE, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
  For the Period of March 1, 2000 (Date of Reorganization) to December 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following items comprise the significant accounting policies of the Company. These policies reflect industry practices and conform to generally accepted accounting principles.

Business Activity - Cathayone, Inc. & subsidiaries (the "Company") is currently a development stage corporation whose purpose is to identify, acquire, and develop favorable business opportunities within the Asian marketplace. The Company was originally incorporated in the State of Utah on August 6, 1984, under the name North America Clothing Company, Inc. Since inception, the Company has had several names: North America Clothing Company (Aug. 1984- Sept. 1992);
K. Randolph Corporation (Sept. 1992- Feb. 1995); and Premier Brands, Inc. (Feb. 1995- 2000). On or about August 15, 2000, pursuant to its plan of reorganization, the Company changed its name to Cathayone, Inc. and moved it state of incorporation to Delaware.

The Company's plans of reorganization was treated as a reverse merger whereby the Company issued the majority of its common stock to Cathay Bancorp Ltd 'Bancorp' in exchange for all of Bancorp's then issued and outstanding shares. The transaction has been accounted for under the purchase method of accounting in accordance with Accounting Principles Board (APB) opinion No. 16, with Bancorp being identified as the acquirer for accounting purposes. The merger was treated as a tax-free reorganization for federal and state income tax purposes.

The Company has formed new entities in the Asian markets established as wholly owned subsidiaries to assist in achieving its plan of operations. To date, material operations have commenced only in the Cathay Bancorp, Ltd. and Capital Entertainment subsidiaries.

The Company is headquartered in Las Vegas, Nevada where it maintains its administrative offices.

The Company is currently in a development stage and is in the process of raising additional capital. There is no assurance that the Company will ever achieve a profitable level of operations.

The Company intends to focus primarily on entertainment-based products and services within international markets. Inherent in the Company's entertainment related business plan are various risks and uncertainties, including its limited operating history, recent developments of its market and unproved acceptance of its products and services, unproven business model and risks associated with technological change. There can be no assurance that the Company will be successful in developing their business plan.

                         CATHAYONE, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
  For the Period of March 1, 2000 (Date of Reorganization) to December 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')

Basis of Presentation - The consolidated financial statements included herein include the accounts of Cathayone, Inc. and subsidiaries prepared under the accrual basis of accounting. Significant inter-company accounts and transactions have been eliminated. Accounts denominated in foreign currencies have been re-measured using the U.S. dollar as the functional currency.

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Management's Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Revenue is recognized when products are shipped provided collection of the related receivable is reasonably likely. The Company performs ongoing credit evaluations of its customers. The Company has not generated any revenue to date.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the consolidated financial statements.

Research and Development - Research and development expenses consist primarily of expenditures for outside third-party consultants which are used in testing and the development of the Company's products. The expenses include testing at outside laboratories, supplies associated with the design of internet portals, and other costs that do not remain with the developed products. All research and development costs are expensed as incurred.

Uninsured Deposits - At various times during the year, the Company maintained a bank account that exceeded federally insured limits.

                         CATHAYONE, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
  For the Period of March 1, 2000 (Date of Reorganization) to December 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')

Net Loss per Common Share - Net loss per common share has been calculated by dividing the net loss for the period presented by the weighted average number of common shares for the respective period. Common stock equivalents have not been considered in the calculation since their effect would be anti-dilutive.

Fixed Assets - Fixed assets are recorded at cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of furniture and office equipment is calculated over the management prescribed recovery periods that range from 5 to 7 years.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as a gain or loss.

Long-Lived Assets - In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the carrying value of intangible assets and other long-lived assets is reviewed by management on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, impairment of $2,000,000 has been indicated relating to the purchase of an Internet venture. Should there be impairment in the future, the Company will recognize the amount of the impairment based on discounted expected future cash flows from the impaired asset(s).

Income Taxes - Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

                         CATHAYONE, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
  For the Period of March 1, 2000 (Date of Reorganization) to December 31, 2000

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company has adopted. The Statement, deferred by SFAS No, 138, is effective for calendar year companies' fiscal years beginning after January 1, 2001, and establishes standards for accounting and reporting for derivative instruments and hedging activities. Statement of Financial Accounting Standards No.133 does not have an impact on its financial statements because the Company does not currently hold any derivative instruments.

In March, 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company adopted this SOP but the adoption of the SOP does not have a material impact on the Company's consolidated financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." The SOP is effective for fiscal years beginning after December 15, 1998. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Company has adopted SOP 98-5, whereby these costs have been expensed in these consolidated financial statements when incurred.

The FASB has issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," an amendment of FASB Statement No. 65, which the Company has not been required to adopt as of December 31, 2000. Statement No. 65, as amended by FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", require that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This statement further amends Statement No. 65 to require that after the securitization of mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement is effective for fiscal years after December 15, 1998 and does not have a material impact on the Company.

                         CATHAYONE, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                          Notes to Financial Statements
  For the Period of March 1, 2000 (Date of Reorganization) to December 31, 2000

NOTE C - RELATED PARTY TRANSACTIONS

Due to Related Parties

The total amount presented as due to related parties at December 31, 2000 is the net outstanding balances of advances and cash payments from CathayOnline, Inc. and its subsidiaries, a beneficial shareholder of the Company which also has a director in common. The amount is comprised of $475,070 in cash advances and another $301,107 due for services rendered as described below.

The balances are unsecured and carry an interest rate of 8%, however, all interest through December 31, 2000 has been waived by CathayOnline, Inc.

Related Party Expenses

Certain accounting, administrative support, and Internet development services are provided by CathayOnline, Inc. and subsidiaries. Charges for these services are based on estimates of payroll and benefits of involved staff and other department costs that were approximately $301,107 for the period from March 1, 2000 (date of reorganization) through December 31, 2000 and are included under 'Due to Related Parties' in the accompanying consolidated balance sheet.

NOTE D -  INCOME TAXES

No provision for income taxes has been recorded in the accompanying consolidated financial statements as a result of the Company's net operating loss. The Company has unused tax loss carry-forwards from 2000 of approximately $1,450,000 to offset future taxable income. Such carry-forwards expire in years beginning 2015. A deferred tax asset as a result of these tax loss carry-forwards is approximately $490,000 at December 31, 2000. The Company has reduced the deferred tax asset resulting from its tax loss carry-forwards by a valuation allowance of an equal amount as the realization of the deferred tax asset is uncertain. The Company's reorganization during 2000 removed income tax loss carry-forwards that had accumulated prior to 2000.

NOTE E - INVESTMENT IN JOINT VENTURE

During the period ended December 31, 2000, the Company entered into a joint venture with Capital Cultural Company, Inc. which is called Capital Entertainment Ltd, a related party, for the development of certain entertainment projects within the Asian markets. The Company has a 50% interest in the joint venture.

                         CATHAYONE, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
  For the Period of March 1, 2000 (Date of Reorganization) to December 31, 2000

NOTE E - INVESTMENT IN JOINT VENTURE (CONT')

As of the date of this report, the joint venture has not generated any revenues and all expenses paid by the Company toward the joint venture have been included under 'Research and Development' in the accompanying consolidated financial statements.

NOTE F - INTANGIBLE ASSETS

During the period from March 1, 2000 (date of reorganization) through December 31, 2000 the Company recorded $2,000,000 goodwill associated with acquisition of CMD Capital Ltd. and its related licensing rights. The amount represented the fair market value of the 500,000 shares issued in connection with the acquisition. The Company has elected to record impairment on the goodwill for the full amount in the accompanying consolidated financial statements in accordance with SFAS No. 121 due primarily to a change in business climate that raises doubt as to the assets cost recovery.

NOTE G- BAD DEBT EXPENSE

The Company loaned $10,000 to an unrelated individual during the year. The note was non-interest bearing and due on demand. The Company has made a bad debt provision for the note as collection attempts have been unsuccessful thus far. The entire amount is included under 'Bad Debt Expense' in the accompanying consolidated financial statements.

NOTE H - EQUITY

On March 1, 2000, the Company enacted a plan of reorganization to reverse merge into Cathay Bancorp Ltd. 'Bancorp,' a Hong Kong corporation. Pursuant to the plan, the Company issued approximately 24,550,000 new shares of its common stock, which resulted in a change of control. Additionally, the Company elected a new management team. Consulting and professional fees during the period were $503,682 and $459,726, respectively primarily due to this reorganization and development of the Company's new business plan.

During the period from March 1, 2000 (date of reorganization) through December 31, 2000, the Company issued 206,000 shares of its common stock in several private placements in exchange for $514,830.

Also during the period, the Company issued 25,000 shares of its common stock to a consultant for services rendered which had a market value of $123,250.

                         CATHAYONE, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
  For the Period of March 1, 2000 (Date of Reorganization) to December 31, 2000

NOTE H - EQUITY (CONT')

In connection with its acquisition of CMD Capital Ltd., the Company issued 500,000 shares of its common stock to SNET Communications (HK) for its interests and licensing rights in CMD Capital Ltd. The stock was valued at $4.00 per share for an aggregate market value of $2,000,000.

The Company also imputed interest of $30,000 on its amounts due related parties. Interest had been waived through December 31, 2000 and is included in additional paid-in-capital in the accompanying consolidated financial statements.


NOTE I - COMMITMENTS AND CONTIGENCIES

Commitments

The Company has committed to provide funding of $5,000,000 within the next year towards the development of e-commerce and entertainment projects undertaken by its CMD subsidiary. The Company has not made payments towards this commitment as of the date of this report.

The Company has committed to provide funding of $10,000,000 within the next year towards the development of the joint venture described in Note E. During the period ended December 31, 2000, the Company has contributed approximately $911,970 towards this commitment, which is primarily included in 'Research and Development' in the accompanying consolidated financial statements. The Company is currently in default of the remaining payments, however, it intends to remedy the situation during 2001.

The Company has committed to paying $700,000 and issuing 250,000 shares to a related third party, contingent upon the third party's completion of certain entertainment projects. The Company does not deem these amounts payable as of December 31, 2000 and the Company is uncertain when such amount would be payable, if ever.

The Company has entered into employment agreements with three officers of the Company. Pursuant to the agreements, which were consummated between June and August of 2000, the Company will pay $120,000 per year, or an aggregate annual total amount of $360,000, for three years. The officers will also be entitled to annual compensation increases of 10% and each officer can purchase up to 675,000 shares of the Company's common stock at $.001 per share. None of the common stock options have been exercised as of the date of this report.

                         CATHAYONE, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
  For the Period of March 1, 2000 (Date of Reorganization) to December 31, 2000

NOTE I - COMMITMENTS AND CONTIGENCIES (CONT')

Pending and Threatened Litigation

The Company is the defendant in litigation whereby the plaintiff is alleging the Company owes $300,000 in commissions for money raised in one of the Year 2000 private placements. The Company is vigorously contesting the lawsuit. Management and legal counsel cannot predict the outcome of the lawsuit or estimate the amount of any loss that may result. Accordingly, no provision for any contingent liability has been made in the accompanying consolidated financial statements.

The Company has also been made aware that a large creditor may seek legal action to collect approximately $379,000 in unpaid invoices claimed by them for services rendered as of December 31, 2000. The Company is currently disputing a portion of the total invoices claimed by the creditor. The Company has accrued the full amount from the creditor as of December 31, 2000 in accordance with FASB Interpretation No. 14. (See Note K).

NOTE J - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred losses from operations and other circumstances that have placed substantial doubt as to whether the Company can continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues, and obtaining new capital. Management has enacted a plan of seeking capital raising partners and strategic joint venture relationships that may add value to the Company and its stockholders.

NOTE K - SUBSEQUENT EVENT

Subsequent to December 31, 2000, the Company issued 200,000 shares of its common stock as payment towards professional services.

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There were no changes in accountants or disagreements between the Company and its accountants.

                                    PART III

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers.

The directors and executive officers of the Company are as follows:


Name                        Age       Position
--------------------------------------------------------------------------------
Peter Lau                    46       Director, and Chief Executive Officer
S. David Cooperberg          52       Director, and President
Phillip Flaherty             43       Director, and Treasurer
Brian Ransom                 39       Director

Peter Lau, Age 46. Mr. Lau is CEO and a Director of the Company. He served as Chief Financial Officer of CathayOnline, Inc., an Internet company, from November, 1999 until July 25, 2000, and served as Secretary of CathayOnline From 1999 to 2000, and on its Board of Directors from 1999 to April 2001. From 1999 to 2001, he served as the Managing Director of Corporate Finance, Manager of Special Projects, and Managing Director of United States operations for American Fronteer Financial, Inc., a United States registered securities brokerage firm, and Heng Fung Capital, Inc. and Heng Fung Equities, Inc., Hong Kong merchant banking companies with offices in Hong Kong and the United States. From 1994 through 1996, Mr. Lau served as the Managing Director of Corporate Finance for Ridgewood Capital LLC, where he provided corporate financial and advisory services, negotiated and arranged equity and debt financing, and developed new business. Mr. Lau also is a director of Advanced Environmental Technology Inc. Mr. Lau is a certified public accountant by training and has been employed by Deloitte & Touche LLP as an accountant and a senior management consultant. Mr. Lau was awarded a Bachelors degree in accounting from University of Hartford in 1976 and a masters degree in accounting from the University of Hartford in 1978.

S. David Cooperberg, Age 52. Mr. Cooperberg is President and a Director of the Company. Since 1995, Mr. Cooperberg has been Managing Director of Ridgewood Group International Limited, a New York based investment bank. Mr. Cooperberg has devised cross-border financing structures for projects in both the public and private sectors, including arenas subject to public regulations. From 1989-94, he was Vice President, Finance of Paloma Partners, a $2 billion equity private investment partnership. For the preceding 12 years, Mr. Cooperberg was Senior Manager for The Royal Bank of Canada. Mr. Cooperberg received an AB in English with honors from Dartmouth College and an MBA in international business and finance from the College of Chicago. He also holds a Licence en science economiques appliquees from Universite de Louvain, Belgium.

Phillip Flaherty, Age 43. Mr. Flaherty is Treasurer and a Director of the Company. Mr. Flaherty founded Sage Lobo Consulting in 1996 and has served as its President since its inception. Sage Lobo is a consulting firm specializing in financing, marketing, structural and strategic challenges within Nevada, California and the Pacific Rim business climates. From 1993 until he founded Sage Lobo, Mr. Flaherty served in various executive capacities culminating as President and Managing Director of Sheraton Desert Inn Resort and Casino, an ITT company.

Brian W. Ransom, Age 39. Mr. Ransom is a Director of the Company. Mr. Ransom has served as President and a member of the Board of Directors of CathayOnline since December 1998. From 1991 until joining CathayOnline, Mr. Ransom was self employed and acted as an independent consultant to and negotiator for North American and European companies. He consulted on matters relating to corporate structuring, corporate finance, foreign exchange and interest rate risk control management and negotiation of strategic relationships between corporations and corporations and governments. All directors serve until their successors have been duly elected and qualified.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of four persons who during the fiscal year ended December 31, 2000 were directors, officers, or beneficial owners of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such transitional year as follows:

Peter Lau, S. David Cooperberg, Phillip L. Flaherty and Brian Ransom were directors of the Company during the year 2000. They made no Section 16(a) compliance filings during the year ended December 31, 2000. They each further failed to timely file a Form 5 for the year ended December 31, 2000.

Ting Kan Nok, William Wong, Shanghai Net Technologies (HK) Co LTD, and SNET Communications (HK) LTD were each legal and/or beneficial owners of in excess of ten percent (10%) of the issued and outstanding shares of the Company's common stock during the year 2000. They made no Section 16(a) compliance filings during the year ended December 31, 2000. They each further failed to timely file a Form 5 for the year ended December 31, 2000.






                      [THIS SPACE INTENTIONALLY LEFT BLANK

ITEM  10.  EXECUTIVE COMPENSATION

Except as noted in the table below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during 2000 and 1999. The following table and the accompanying notes provide a summary of compensation paid during the past two fiscal years concerning cash and noncash compensation paid or accrued by the Company's president.

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation                              Long Term Compensation
                                   --------------------------------------   --------------------------------------------------------
                                                                                        Awards                        Payouts
                                                                            -----------------------------    -----------------------
                                                                             Restrict
                                                                Other           ed          Securities
                                                                Annual        Stock          Underlying                    All Other
                                                                Compen        Award(          Options            LTIP        Compens
   Name and Principal                  Salary       Bonus       sation          s)             SARs(1)         payouts        ation
        Position            Year        ($)          ($)         ($)           ($)              (#)              ($)           ($)

    Peter S. Lau, CEO       2000      120,000         -           -                           675,000
        S. David
       Cooperberg,
        President           2000      120,000                                                 675,000
  Phillip L. Flaherty,      2000      120,000                                                 675,000
        Treasurer

Except as set forth above, the Company has not granted stock options or stock appreciation rights to any executive officer or director of the Company.

Warrants allowing the purchase of up to 675,000 shares each of the Company's common voting stock at a price of $0.001 per share (par value) were issued to Peter S. Lau, S. David Cooperberg and Phillip L. Flaherty under the terms of their respective employment contracts.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, $.001 par value ("Common Stock") as of March 31, 2001, (i) by each person who is known by the Company to be the beneficial owner of more than 5% of its Common Stock; (ii) by each of the Company's directors and officers; and (iii) by all of the Company's directors and officers as a group:


--------
(1) Warrants were issued to Peter S. Lau, S. David Cooperberg and Phillip L. Flaherty to purchase 675,000 shares of stock at a price of $0.001(par value) as part of their respective employment contracts. (See exhibits 10.6- 10.8.)

    Title of Class      Name and Address of Beneficial Owner          Nature of                Amount of      Percent
                                                                      Ownership               Ownership         Of
                                                                                                                Class
---------------------   ------------------------------------          ---------              ------------    ----------
     Common Stock       Peter Lau                                      Legal                  500,000         1.4%
  ($0.001 par value)    40 Parl Ave #198
                        New York, NY 10016
---------------------   ------------------------------------          ---------              ------------    ----------
     Common Stock       S. David Cooperberg                            Legal                  500,000         1.4%
  ($0.001 par value)    236 West 27th, 3rd Floor
                        New York, NY 10001
---------------------   ------------------------------------          ---------              ------------    ----------
     Common Stock       Phillip L. Flaherty                            Legal                  500,000         1.4%
  ($0.001 par value)    604 Heartline Dr.
                        Las Vegas, NV 89145
---------------------   ------------------------------------          ---------              ------------    ----------
     Common Stock       Brian Ransom                                   Beneficial             1,750,000       4.9%
  ($0.001 par value)    1108, 543 Granville                            (CathayOnline,
                        Vancouver, B.C.                                Inc.)
                        Canada V6C 1X8
---------------------   ------------------------------------          ---------              ------------    ----------
     Common Stock       Ting Kan Nok                                   Legal                  3,630,000       10.3%
  ($0.001 par value)    Flat H 21st Floor
                        Tower 6, Pierhead Garden
                        Tuenmun, Hong Kong
---------------------   ------------------------------------          ---------              ------------    ----------
     Common Stock       Sage Wolf, Inc.                                Legal                  3,000,000       8.5%
  ($0.001 par value)
     Common Stock       Shanghai Net Technologies (HK) Co Ltd          Legal                  4,500,000       12.8%
  ($0.001 par value)    3F Robinson Road 1st Floor
                        Hong Kong
---------------------   ------------------------------------          ---------              ------------    ----------
     Common Stock       William Wong                                   Beneficial             4,500,000       12.8%
  ($0.001 par value)    3F Robinson Road 1st Floor                     (Shanghai Net
                        Hong Kong                                      Technologies)
     Common Stock       SNET Communications (HK) LTD                   Legal                  5,420,000.      15.4%
  ($0.001 par value)    1103 China Bldg
---------------------   ------------------------------------          ---------              ------------    ----------
                        29 Queens Road Central
                        Hong Kong
     Common Stock       All officers and directors as a group (4       Legal &                  3,250,000        9.2%
  ($0.001 par value)    individuals)                                   Beneficial
---------------------   ------------------------------------          ---------              ------------    ----------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2000, CathayOnline, Inc., a corporation with two directors in common with the Company (Peter S. Lau and Brian Ransom) loaned monies to the Company in the sum of 475,070, and advanced services to the Company which are valued at $301,107. These amounts are unsecured and carry an annual interest rate of eight percent (8%). CathayOnline has waived payment of all interest accrued through December 31, 2000.
(See Notes to Financial Statements.)



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 10 of this Form 10-KSB, which are incorporated herein by reference.

Reports on Form 8-K. The Company filed no reports on Form 8-K during the fourth quarter of the year 2000.






                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this __th day of May, 2001.


CathayOne, Inc.


/s/  Peter Lau
---------------------------------
 Peter Lau, Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                                    Date

/s/ Peter Lau
----------------------
Peter Lau                Chief Executive Officer and Director     May 16, 2001


/s/ S. David Cooperberg
----------------------
S. David Cooperberg      President and Director                   May 16, 2001


/s/ Phillip L. Flaherty
----------------------
Phillip L. Flaherty      Treasurer and Director                   May 16, 2001


/s/ Brian Ransom
----------------------
Brian Ransom             Director                                 May 16, 2001


                                Index to Exhibits

Exhibit Page Description
------  ---- -------------
3.1     *   Articles of Incorporation of the Company, as amended.  (Incorporated herein by reference from the Company's Registration Statement on
            Form 10-SB, filed on March 8, 2000, and the Company's Quarterly
            Report on Form 10-QSB for the Quarter ended June 30, 2000.)
3.2     *   Bylaws of the Company. (Incorporated herein by reference from the
            Company's Registration Statement on Form 10-SB, filed on March 8,
            2000.)

10.1    *   Joint Venture Contract between CMD Capital Limited and China
            Investment Journal, dated April 22, 2000. (Incorporated by reference from Form 10-QSB filed August 15, 2000.)

10.2    *   Exchange Agreement, dated June 14, 2000, among the Company and
            SNet and ShanghaiNet. (Incorporated by reference from Form 8-K filed July 7, 2000.)

10.3    *   Compensation Agreement between Bancorp, a wholly-owned
            subsidiary of the Company, and SNet, dated June 15, 2000.
            (Incorporated by reference from Form 10-QSB filed August 15,
            2000.)

10.4    *   Sino-Foreign Cooperative Joint Venture Contract, dated June 28,
            2000, among Cathay Entertainment, SNet and CCC. (Incorporated by reference from Form 8-K filed July 7, 2000.)

10.5    *   Share Purchase Agreement, dated June 30, 2000, among CTL, SNet,
            Ting Kan Nok, CMD, Bancorp and the Company. (Incorporated by reference from Form 8-K filed July 7, 2000.)

10.6    18  Employment Agreement between Peter S. Lau and the Company dated July 26, 2000.

10.7    19  Employment Agreement between S. David Cooperberg and the
            Company dated July 17, 2000.

10.8    26  Employment Agreement between Phillip L. Flaherty and the
            Company dated August 17, 2000.

23      40  Consent of Auditor

* Incorporated by reference from previous filings as noted.

                              EMPLOYMENT AGREEMENT
                                   PETER S LAU

AGREEMENT dated this 26th day of July 2000, between Premier Brands, Inc., a Utah corporation (including its successors in interest, alternatively "Cathay" or the "Company"), and Mr. Peter S. Lau ("Mr. LAU" or the "Executive").

WHEREAS:

     The Company desires to retain the services of Mr. LAU as a director and as its Chief Executive Officer and President on terms and conditions provided in this Agreement; and

     Mr. LAU desires to render such services to the Company on the terms and conditions provided in this Agreement;

THEREFORE in consideration for the mutual premises and covenants contained herein, it is agreed as follows:

1. Employment and Duties. During the Term (as described in Section 2 hereof) of this Agreement, Mr. LAU agrees to serve as Chief Executive Officer and President of Cathay, performing such duties and services during the Term, as the Board of Directors of Cathay (the "Board") may reasonably request. For the duration of the Term, Cathay shall nominate Mr. LAU as a director for purposes of all votes taken for the election of Cathay=s directors. Mr. LAU hereby accepts all of such engagements, all upon and subject to the terms and conditions hereinafter set forth.

     During the Term, Mr. LAU shall devote reasonable time, attention, and energy to providing, and shall diligently and faithfully perform, the services requested by Cathay pursuant to this Section 1 and shall use his best efforts to promote the business and interests of the Company. During the Term, Mr. LAU may serve on corporate, civic or charitable boards or on committees, and may manage personal investments or other business affairs, so long as such activities do not significantly interfere with the performance of Mr. LAU's responsibilities as an employee of Cathay in accordance with this Agreement and do not result in the breach of any fiduciary duties to the Company.

2. Term. Subject to earlier termination as provided hereinafter, and also subject to 3.d below, the term of Mr. LAU's employment this Agreement shall begin on 1st day of August July 2000 and shall thereafter be on a three (3) year renewable basis as agreed by both parties. This Agreement shall be automatically renewed unless terminated in accordance with the terms and conditions hereof or if renegotiated and executed by the parties hereto no later than ninety (90) days prior to the end of the then-current Term. Upon the termination of Mr. LAU=s employment, he shall, upon written request from Cathay, resign as a director of Cathay.

3. Compensation. In exchange for the services that Mr. LAU provides to Cathay and its subsidiaries, Mr. LAU shall be remunerated in the following manner:

     a. Annual compensation equal to US$120,000 paid monthly in equal installments, effective as of the 1st day of June 2000 (provided that Mr. LAU shall not attain the offices set forth in Section 1 until the date specified in Section 2, the salary paid to Mr. LAU in the interim hereby being deemed by the parties hereto to be a signing bonus); such compensation will be increased by 10% per annum commencing June 1, 2001 and on each anniversary thereafter (based on the then immediately preceding year=s salary) for the duration of this Agreement and all renewals hereof, unless agreed to the contrary;

     b. Option(s), in such names and denominations as Mr. LAU reasonably shall request, the form of which is attached hereto as Exhibit A ("Option"), to purchase up to an aggregate of 675,000 shares (the "Option Shares") of the Company's common stock, par value $.001 per share ("Common Stock").

     c. Provisions Governing the Option and the Option Shares. The following provisions shall govern the Option and the Option Shares:

          (i) Neither the Option nor the Option Shares have been registered under the Securities Act of 1933, as amended (the Act), or registered or qualified under any state securities laws. The Option and Option Shares are and will be restricted securities as such term is defined under the Act. The Option and the Option Shares are being and will have been issued in a transaction exempt from the registration requirements of the Act and the registration or qualification requirements of applicable state securities laws. The Option and the Option Shares are being and will have been acquired by Mr. LAU for investment purposes only and not with a view to distribution or resale and may not be made subject to a security interest, pledged, hypothecated, sold or otherwise transferred unless such Option and Option Shares are subsequently registered under the Act and qualified or registered under applicable state securities laws or an exemption from registration and qualification is available for such transfer and that, except as otherwise provided in this Agreement, the Company is under no obligation to register or qualify the Shares. The Company may require an opinion to the effect that such transfer is exempt from such registration or qualification from Mr. LAU's counsel prior to consenting to or authorizing the registration of any transfer of the Option or the Option Shares in reliance on an exemption from registration or qualification. Certificates evidencing the Option and the Option Shares, if and when issued (and if such Option Shares have not been registered at the time of issuance), shall bear any legend as may be required by or appropriate under applicable federal and state laws. The transfer agent for the Company's class of Common Stock shall be instructed to place a stop transfer order on the stock books of the Company restricting the transfer of the Option Shares if this provision is violated. Mr. LAU represents and Options that he understands the foregoing clauses and acknowledges the accuracy thereof.

          (ii) The Company has agreed to register the Option Shares as provided in the Option and Mr. LAU agrees to abide by all terms of the Option with respect to the resale of the Option Shares after registration thereof under the Act.

          (iii)Mr. LAU and the Company agree to execute such other documents and instruments as counsel for the Company reasonably deems necessary to effect the compliance of the issuance of the Shares with federal and state laws.

          (iv) The Company covenants and agrees that the Option, upon issuance in accordance with the terms hereof, shall constitute the legal and binding obligation of the Company, and the Option and the Option Shares, upon exercise of the Option from time to time in accordance with the terms of the Option, shall be duly authorized, validly issued and outstanding and fully-paid and non-assessable securities of the Company.

     d. Should the Company establish any subsidiary companies, including any second-tier or lower-tier subsidiaries, Mr. LAU shall be eligible to be elected an officer of such subsidiary(ies) and shall be entitled to receive compensation from such subsidiaries separate from and in addition to his compensation from the Company as reflected herein.
          Should the Company dispose of any part of its interest in such subsidiary(ies) whether via initial public offering, sale to or merger into or acquisition by a third party, or any other matter which generates asset value to the Company, Mr. LAU shall be entitled to receive shares or other appropriate material benefit as accrues to the Company, as delineated in the Subsidiary Participation Agreement.

     e. Should the Company generate investment advisory fees in the course of its business, Mr. LAU shall be entitled to receive a share of such fees separate from and in addition to his compensation from the Company as reflected herein, as delineated in the Investment Advisory Fee Agreement.

     f. Mr. LAU shall be eligible to participate in a share of the profits of the Company as delineated in the Management Profit-Sharing Agreement.

     g.   Mr.  LAU  shall  be  eligible  to  receive   other  such  bonuses  and
          compensation as the Board may so dictate, provided, however, that nothing in this paragraph shall be deemed to entitle Mr. LAU to any other such bonus or compensation except for that specifically provided for herein.

     h. Mr. LAU additionally shall be entitled to perquisites of office commensurate with his position with the Company, including but not limited to: five (5) weeks= vacation, medical, dental and life insurance, a cellular telephone, a laptop computer, membership in a country club and in a health and fitness club. All expenses associated with such perquisites will be borne by the Company, including all personal income taxes, if any, that otherwise would be payable by Mr. LAU in relation thereto.
4. Confidentiality of Information and Duty of Nondisclosure; Covenant Not to Compete.

     a.   The Executive acknowledges and
          agrees that the Executive's employment by the Company under this Agreement necessarily involves the Executive's access to certain trade secrets and other confidential information pertaining to the sell-through distribution of all formats of home video and/or computer systems including, without limitation, videocassette, DVD digital, DIVX, video disc, 8 mm or laser, optical, linear or any other disc or other device now known or hereafter developed that, when used in combination with or as part of another piece of electronic, mechanical or other apparatus attached to a television set or monitor, enables film, tape, disc, or other materials to be perceived visually, with or without sound (the "Business"). Accordingly, the Executive agrees that at all times during the Term of this Agreement and thereafter, the Executive will not, directly or indirectly, without the express authority  of the  Company,  unless  required  by law or  directed  by applicable legal authority having jurisdiction over the Executive, disclose to or use for the benefit of any person, corporation or other entity (other than the Company), or the Executive, (i) any trade, technical, operational, management or other secrets, any customer lists or other confidential or secret data, or any other proprietary, confidential or secret information of the Company to the extent that same relate to the Business or (ii) any confidential information concerning any of the financial arrangements, financial positions, competitive status, customer or suppliers matters, internal organizational matters, technical capabilities, or other business affairs of or relating to the Company. The Executive acknowledges that all of the foregoing constitutes proprietary information, which is the exclusive property of the Company.

     b. Except as otherwise expressly consented to or approved in writin by the Company, during the Term and for a period of three (3) months after the Term expires or is terminated pursuant hereto, unless the Executive is terminated without cause, the Executive shall not, directly or indirectly, alone or acting as an employee, owner, partner, consultant, advisor, creditor, investor, principal or agent of any corporation or other business entity (including not-for-profit entities), whether or not with compensation:

          (i) Engage in the United States of America, or in any other place in which the Company has conducted the Business, in any venture or activity in competition with any aspect of the Business;

          (ii) Solicit any past, present or future customers of the Company or any of its affiliates for business in any way relating to any aspect of the Business;

          (iii)Request, directly or indirectly, that any customers of the Company or any of its affiliates, or other persons sharing a business relationship with the Company or any of its affiliates, curtail or cancel their business with the Company or any of its affiliates, or otherwise take action which might be to the material disadvantage of the Company or any of its affiliates; or

          (iv) Induce or attempt to influence any other employee or consultant of the Company or any of its affiliates to terminate the Executive's employment or consultancy with the Company or any of its affiliates.

     c.  If the Executive violates any of the restrictions contained in
         Section 4(b) hereof, the restrictive period provided for in such Section shall be increased by the period of time from the commencement of any such violation until the time such violation shall be cured by the Executive to the satisfaction of the Company.

     d. In the event that either the length of time or the geographical area set forth in this Section 4 hereof is deemed too restrictive or otherwise unenforceable in any court proceeding, the court may reduce such restrictions to those which it deems reasonable and enforceable under the circumstances.

     e. Nothing contained in this Section 4, whether express or implied, shall prevent the Executive from being a holder for the purposes of investment only of securities of a class then being traded or quoted, as applicable, on (a) a recognized U.S. or international stock exchange, or (b) the National Market System, Nasdaq SmallCap Market or Over-the-Counter Bulletin Board of the National Association of Securities Dealers Automated Quotation System, amounting to twenty (20%) percent or less of such class.

     f. The Executive agrees and acknowledges that the company does not have any adequate remedy at law for the breach by the Employee of any of the provisions of this Section 4 and agrees that the Company will be entitled to injunctive relief (without any bond or other security being required) to bar the Executive from such breach in addition to any other remedies which might be available to the Company at law or in equity under applicable law.

     g. The termination of this Agreement or of the employment of the Executive (hereunder or otherwise) shall not operate to terminate the provisions of this Section 4, which shall remain in full force and effect and binding on the Executive notwithstanding any such termination. In addition, the provisions of this Section 4 shall be read and construed and shall have effect as separate, severable and independent provisions or restrictions, and shall be enforceable accordingly.

 5. Expenses. Mr. LAU may incur reasonable budgeted expenses for promoting Cathay's business, including expenses for entertainment, travel, telephone, and similar items, including business class air travel and first class hotel accommodations. Cathay will reimburse Mr. LAU for all such expenses upon Mr. LAU's periodic presentation of an itemized account of such expenditures. Mr. LAU shall participate in the budgeting process, but Cathay shall have final discretion as to the reasonableness of expenses incurred.

6. Termination without cause. Cathay may not terminate this Agreement without cause, except that the Company may terminate Executive=s employment at any time at its sole discretion upon one hundred eighty (180) days= notice; provided that if the employment is so terminated upon 180 days= notice, the Company shall promptly pay the Executive the lesser of (a) one year=s salary and (b) salary equal to what the Executive would have received through the end of the then-current Term. Cathay may terminate Mr. LAU with cause without giving any notice. "Cause" shall mean a willful breach of this Agreement, gross negligence in performing his obligations hereunder, or conviction of a felony (or a plea of no lo contendere in such criminal action). Mr. LAU may, without cause, terminate this Agreement by giving 60 days' written notice to Cathay. In such event, Mr. LAU shall continue to render his services and shall be paid his regular compensation up to the date of termination. This clause 6 is subject to clause 3(d).

7. Death during employment. If Mr. LAU dies during the Term, Cathay shall pay to Mr. LAU 's estate the compensation that would otherwise be payable to Mr. LAU up to the end of the month following the calendar month in which his death occurs. This clause 7 is subject to clause 3(d).

8. Disability. In the event of disability of the Executive, the Company will continue to pay the Executive during the period of his disability; provided, however, that if the disability continues for a period of three
     (3) months, the Company may terminate this Agreement. Following such termination, the Company will continue to pay the Executive all compensation due him under Clause 3 above. Such compensation will include any awards and any accrued amounts under all compensation of employee benefit plans, which shall be payable on a pro- rated basis for the year in which the disability occurs, through the date of termination in accordance with the applicable provisions of any then existing plan, practice, policy or program established by the Company for employees. "Disability" shall be defined as any illness of injury which prevents the Executive from performing the essential functions of his employment with reasonable accommodation, as determined in good faith by the Company=s Board of Directors (other than Mr. LAU, if then a director). The Company shall be responsible for determining the essential functions of the Executive's employment consistent with the terms of this Agreement. This clause 8 is subject to clause 3 (b).

9. Internal Revenue Code Section 280G. Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 9 (a "Payment")) would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties imposed with respect to such taxes), the Executive shall receive a Gross-Up Payment equal to the Excise Tax imposed upon the Payment(s), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and excise tax imposed upon the Gross- Up Payment.

     a. The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification 22 shall be given as soon as practicable but not later than ten (10) business days after the Executive is informed in writing of such claim and shall apprize the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which the Executive gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

          (i) give the Company any information reasonably requested by the Company relating to suc claim,

          (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

          (iii)cooperate with the Company in good faith in order effectively to contest such claim, and

          (iv) permit the Company to participate in any proceedings relating to such claim; provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 9, the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forge any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis from any Excise Tax or income tax (including interest of penalties with respect thereto) imposed with respect to such advance; and provided, further, that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

b. If, after the receipt by the Executive of an amount advance by the Company pursuant to Section 9, the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 9) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9, a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of thirty (30) days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

10. Arbitration. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the commercial arbitration rules and supplementary procedures for international commercial arbitration of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction. The governing law shall be the laws of the United States, and the state of New York, and said Agreement shall be construed and governed in accord with such laws. The Arbitration shall take place in the state of New York, New
     York,  and the  arbitration  shall be  conducted in English.

11. Notices. Any notice required or desired to be given under thi Agreement shall be deemed given if in writing and sent by certified mail, return receipt requested, to Mr. LAU 's residence or to Cathay's principal office, as the case may be.

12. Waiver of breach. Cathay's waiver of a breach of any provision of this Agreement by Mr. LAU shall not operate or be construed as a waiver of any subsequent breach by Mr. LAU of the same or any other provision. No waiver shall be valid unless in writing and signed by an authorized officer of Cathay. Mr. LAU's waiver of a breach of any provision of this Agreement by Cathay shall not operate or be construed as a waiver of any subsequent breach by Cathay. No waiver shall be valid unless in writing and signed by Mr. LAU.

13. Assignment. Cathay's rights and obligations, including those obligations of Cathay's potential future subsidiary(ies), under this Agreement shall inure to the benefit of, and shall be binding upon, Cathay's successors and assigns. Mr. LAU may, if such direction is made to Cathay in writing, assign, transfer and/or sell any benefits that he is entitled to receive to any entity or person that he may so choose at any time or from time to time.

14. Entire agreement. This Agreement contains the entire understanding of the parties. It may not be changed orally but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension, or discharge is sought.

15. Headings. Headings in this Agreement are for convenience only and shall not be used to interpret or construe its provisions.

16. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.






              [The remainder of this page intentionally left blank]

IN WITNESS HEREOF the parties have executed this Agreement effective the date first above written

Premier Brands, Inc.                          Mr. Peter S. Lau

By: /s/ Premier Brands, Inc.                  /s/Peter S. Lau
----------------------------------           -----------------------
Its Duly Authorized Representative

                              EMPLOYMENT AGREEMENT
                               S. DAVID COOPERBERG

AGREEMENT dated this 17th day of July 2000, between Premier Brands, Inc., a Utah corporation (including its successors in interest, alternatively "Cathay" or the "Company"), and Mr. S. David Cooperberg ("Mr. COOPERBERG" or the "Executive").

WHEREAS:

     The Company desires to retain the services of Mr. COOPERBERG as a director and as its Executive Director on terms and conditions provided in this Agreement; and

     Mr. COOPERBERG desires to render such services to the Company on the terms and conditions provided in this Agreement;

THEREFORE in consideration for the mutual premises and covenants contained herein, it is agreed as follows:

1. Employment and Duties. During the Term (as described in Section 2 hereof) of this Agreement, Mr. COOPERBERG agrees to serve as the interim President and, upon the Company entering into an agreement with another individual to serve as its Chief Executive Officer, thereafter as the Executive Director performing such duties and services during the Term, as the Board of Directors of Cathay (the "Board") may reasonably request. For the duration of the Term, Cathay shall nominate Mr. COOPERBERG as a director for purposes of all votes taken for the election of Cathay's directors. Mr. COOPERBERG hereby accepts all of such engagements, all upon and subject to the terms and conditions hereinafter set forth.

     During the Term, Mr. COOPERBERG shall devote reasonable time, attention, and energy to providing, and shall diligently and faithfully perform, the services requested by Cathay pursuant to this Section 1 and shall use his best efforts to promote the business and interests of the Company. During the Term, Mr. COOPERBERG may serve on corporate, civic or charitable boards or on committees, and may manage personal investments or other business affairs, so long as such activities do not significantly interfere with the performance of Mr. COOPERBERG's responsibilities as an employee of Cathay in accordance with this Agreement and do not result in the breach of any fiduciary duties to the Company.

2. Term. Subject to earlier termination as provided hereinafter, and also subject to 3.d below, the term of Mr. COOPERBERG's employment this Agreement shall begin on June 1, 2000, and shall thereafter be on a three
     (3) year renewable basis as agreed by both parties, provided that the anniversary and renewal date hereof shall be June 1st. This Agreement shall be automatically renewed unless terminated in accordance with the terms and conditions hereof or if renegotiated and executed by the parties hereto no later than ninety (90) days prior to the end of the then-current Term. Upon the termination of Mr. COOPERBERG's employment, he shall, upon written request from Cathay, resign as a director of Cathay.

3. Compensation. In exchange for the services that Mr. COOPERBERG provides to Cathay and its subsidiaries, Mr. COOPERBERG shall be remunerated in the following manner:

     a.   Annual   compensation  equal  to  US$120,000  paid  monthly  in  equal installments, effective as of the 1st day of June 2000; such compensation will be increased by 10% per annum commencing June 1, 2001 and on each anniversary thereafter (based on the then immediately preceding year's salary) for the duration of this Agreement and all renewals hereof, unless agreed to the contrary;

     b. Option(s), in such names and denominations as Mr. COOPERBERG reasonably shall request, the form of which is attached hereto as Exhibit A ("Option"), to purchase up to an aggregate of 675,000 shares (the "Option Shares") of the Company's common stock, par value $.001 per share ("Common Stock").

     c. Provisions Governing the Option and the Option Shares. The following provisions shall govern the Option and the Option Shares:

          (i) Neither the Option nor the Option Shares have been registered under the Securities Act of 1933, as amended (the "Act"), or registered or qualified under any state securities laws. The Option and Option Shares are and will be restricted securities as such term is defined under the Act. The Option and the Option Shares are being and will have been issued in a transaction exempt from the registration requirements of the Act and the registration or qualification requirements of applicable state securities laws. The Option and the Option Shares are being and will have been acquired by Mr. COOPERBERG for investment purposes only and not with a view to distribution or resale and may not be made subject to a security interest, pledged, hypothecated, sold or otherwise transferred unless such Option and Option Shares are subsequently registered under the Act and qualified or registered under applicable state securities laws or an exemption from registration and qualification is available for such transfer and that, except as otherwise provided in this Agreement, the Company is under no obligation to register or qualify the Shares. The Company may require an opinion to the effect that such transfer is exempt from such registration or qualification from Mr. COOPERBERG's counsel prior to consenting to or authorizing the registration of any transfer of the Option or the Option Shares in reliance on an exemption from registration or qualification. Certificates evidencing the Option and the Option Shares, if and when issued (and if such Option Shares have not been registered at the time of issuance), shall bear any legend as may be required by or appropriate under applicable federal and state laws. The transfer agent for the Company's class of Common Stock shall be instructed to place a stop transfer order on the stock books of the Company restricting the transfer of the Option Shares if this provision is violated. Mr. COOPERBERG represents and Options that he understands the foregoing clauses and acknowledges the accuracy thereof.

          (ii) The Company has agreed to register the Option Shares as provided in the Option and Mr. COOPERBERG agrees to abide by all terms of the Option with respect to the resale of the Option Shares after registration thereof under the Act.

          (iii)Mr. COOPERBERG and the Company agree to execute such other documents and instruments as counsel for the Company reasonably deems necessary to effect the compliance of the issuance of the Shares with federal and state laws.

          (iv) The Company covenants and agrees that the Option, upon issuance in accordance with the terms hereof, shall constitute the legal and binding obligation of the Company, and the Option and the Option Shares, upon exercise of the Option from time to time in accordance with the terms of the Option, shall be duly authorized, validly issued and outstanding and fully-paid and non-assessable securities of the Company.

     d. Should the Company establish any subsidiary companies, including any second-tier or lower-tier subsidiaries, Mr. COOPERBERG shall be eligible to be elected an officer of such subsidiary(ies) and shall be entitled to receive compensation from such subsidiaries separate from and in addition to his compensation from the Company as reflected herein. Should the Company dispose of any part of its interest in such subsidiary(ies) whether via initial public offering, sale to or merger into or acquisition by a third party, or any other matter which generates asset value to the Company, Mr. COOPERBERG shall be entitled to receive shares or other appropriate material benefit as accrues to the Company, as delineated in the Subsidiary Participation Agreement.

     e. Should the Company generate investment advisory fees in the course of its business, Mr. COOPERBERG shall be entitled to receive a share of such fees separate from and in addition to his compensation from the Company as reflected herein, as delineated in the Investment Advisory Fee Agreement.

     f. Mr. COOPERBERG shall be eligible to participate in a share of the profits of the Company as delineated in the Management Profit-Sharing Agreement.

     g. Mr. COOPERBERG shall be eligible to receive other such bonuses and compensation as the Board may so dictate, provided, however, that nothing in this paragraph shall be deemed to entitle Mr. COOPERBERG to any other such bonus or compensation except for that specifically provided for herein.

     h. Mr. COOPERBERG additionally shall be entitled to perquisites of office commensurate with his position with the Company, including but not limited to: five (5) weeks' vacation, medical, dental and life insurance, a cellular telephone, a laptop computer, membership in a country club and in a health and fitness club. All expenses associated with such perquisites will be borne by the Company, including all personal income taxes, if any, that otherwise would be payable by Mr. COOPERBERG in relation thereto.

4. Confidentiality of Information and Duty of Nondisclosure Covenant Not to Compete.

     a The Executive acknowledges and agrees that the Executive's employment by the Company under this Agreement necessarily involves the Executive's access to certain trade secrets and other confidential information pertaining to the sell-through distribution of all formats of home video and/or computer systems including, without limitation, videocassette, DVD digital, DIVX, video disc, 8 mm or laser, optical, linear or any other disc or other device now known or hereafter developed that, when used in combination with or as part of another piece of electronic, mechanical or other apparatus attached to a television set or monitor, enables film, tape, disc, or other materials to be perceived visually, with or without sound (the "Business"). Accordingly, the Executive agrees that at all times during the Term of this Agreement and thereafter, the Executive will not, directly or indirectly, without the express authority of the Company, unless required by law or directed by applicable legal authority having jurisdiction over the Executive, disclose to or use for the benefit of any person, corporation or other entity (other than the Company), or the Executive, (i) any trade, technical, operational, management or other secrets, any customer lists or other confidential or secret data, or any other proprietary, confidential or secret information of the Company to the extent that same relate to the Business or (ii) any confidential information concerning any of the financial arrangements, financial positions, competitive status, customer or suppliers matters, internal organizational matters, technical capabilities, or other business affairs of or relating to the Company. The Executive acknowledges that all of the foregoing constitutes proprietary information, which is the exclusive property of the Company.

     b Except as otherwise expressly consented to or approved i writing by the Company, during the Term and for a period of three (3) months after the Term expires or is terminated pursuant hereto, unless the Executive is terminated without cause, the Executive shall not, directly or indirectly, alone or acting as an employee, owner, partner, consultant, advisor, creditor, investor, principal or agent of any corporation or other business entity (including not-for-profit entities), whether or not with compensation:

          (i) Engage in the United States of America, or in any other place in which the Company has conducted the Business, in any venture or activity in competition with any aspect of the Business;

          (ii) Solicit any past, present or future customers o the Company or any of its affiliates for business in any way relating to any aspect of the Business;

          (iii)Request, directly or indirectly, that any customers of the Company or any of its affiliates, or other persons sharing a business relationship with the Company or any of its affiliates, curtail or cancel their business with the Company or any of its affiliates, or otherwise take action which might be to the material disadvantage of the Company or any of its affiliates; or

          (iv) Induce or attempt to influence any other employee or consultant of the Company or any of its affiliates to terminate the Executive's employment or consultancy with the Company or any of its affiliates.

     c. If the Executive violates any of the restrictions contained in Section 4(b) hereof, the restrictive period provided for in such Section shall be increased by the period of time from the commencement of any such violation until the time such violation shall be cured by the Executive to the satisfaction of the Company.

     d. In the event that either the length of time or the geographical area set forth in this Section 4 hereof is deemed too restrictive or otherwise unenforceable in any court proceeding, the court may reduce such restrictions to those which it deems reasonable and enforceable under the circumstances.

     e. Nothing contained in this Section 4, whether express or implied, shall prevent the Executive from being a holder for the purposes of investment only of securities of a class then being traded or quoted, as applicable, on (a) a recognized U.S. or international stock exchange, or (b) the National Market System, Nasdaq SmallCap Market or Over-the-Counter Bulletin Board of the National Association of Securities Dealers Automated Quotation System, amounting to twenty (20%) percent or less of such class.

     f. TheExecutive agrees and acknowledges that the company does not have any adequate remedy at law for the breach by the Employee of any of the provisions of this Section 4 and agrees that the Company will be entitled to injunctive relief (without any bond or other security being required) to bar the Executive from such breach in addition to any other remedies which might be available to the Company at law or in equity under applicable law.

     g. The termination of this Agreement or of the employment of the Executive (hereunder or otherwise) shall not operate to terminate the provisions of this Section 4, which shall remain in full force and effect and binding on the Executive notwithstanding any such termination. In addition, the provisions of this Section 4 shall be read and construed and shall have effect as separate, severable and independent provisions or restrictions, and shall be enforceable accordingly.

5. Expenses. Mr. COOPERBERG may incur reasonable budgeted expenses for promoting Cathay's business, including expenses for entertainment, travel, telephone, and similar items, including business class air travel and first class hotel accommodations. Cathay will reimburse Mr. COOPERBERG for all such expenses upon Mr. COOPERBERG's periodic presentation of an itemized account of such expenditures. Mr. COOPERBERG shall participate in the budgeting process, but Cathay shall have final discretion as to the reasonableness of expenses incurred.

6. Termination without cause. Cathay may not terminate this Agreement without cause, except that the Company may terminate Executive's employment at any time at its sole discretion upon one hundred eighty (180) days' notice; provided that if the employment is so terminated upon 180 days' notice, the Company shall promptly pay the Executive the lesser of (a) one year's salary and (b) salary equal to what the Executive would have received through the end of the then-current Term. Cathay may terminate Mr. COOPERBERG with cause without giving any notice. "Cause" shall mean a willful breach of this Agreement, gross negligence in performing his obligations hereunder, or conviction of a felony (or a plea of no lo contendere in such criminal action). Mr. COOPERBERG may, without cause, terminate this Agreement by giving 60 days' written notice to Cathay. In such event, Mr. COOPERBERG shall continue to render his services and shall be paid his regular compensation up to the date of termination. This clause 6 is subject to clause 3(d).

7. Death during employment. If Mr. COOPERBERG die during the Term, Cathay shall pay to Mr. COOPERBERG 's estate the compensation that would otherwise be payable to Mr. COOPERBERG up to the end of the month following the calendar month in which his death occurs. This clause 7 is subject to clause 3(d).

8. Disability. In the event of disability of the Executive, the Company will continue to pay the Executive during the period of his disability; provided, however, that if the disability continues for a period of three
     (3) months, the Company may terminate this Agreement. Following such termination, the Company will continue to pay the Executive all compensation due him under clause 3 above. Such compensation will include any awards and any accrued amounts under all compensation of employee benefit plans, which shall be payable on a pro-rated basis for the year in which the disability occurs, through the date of termination in accordance with the applicable provisions of any then existing plan, practice, policy or program established by the Company for employees. "Disability" shall be defined as any illness of injury which prevents the Executive from performing the essential functions of his employment with reasonable accommodation, as determined in good faith by the Company's Board of Directors (other than Mr. COOPERBERG, if then a director). The Company shall be responsible for determining the essential functions of the Executive's employment consistent with the terms of this Agreement. This clause 8 is subject to clause 3 (b).

9. Internal Revenue Code Section 280G. Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 9 (a "Payment")) would be subject to the excise tax imposed by Section 4999 of the Internal

     Revenue Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties imposed with respect to such taxes), the Executive shall receive a Gross-Up Payment equal to the Excise Tax imposed upon the Payment(s), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and excise tax imposed upon the Gross-Up Payment.

     a. The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but not later than ten (10) business days after the Executive is informed in writing of such claim and shall apprize the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which the Executive gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

          (i) give the Company any information reasonably requested by the Company relating to such claim,

          (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

          (iii)cooperate with the Company in good faith in order effectively to contest such claim, and

          (iv) permit the Company to participate in any proceedings relating to such claim; provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 9, the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forge any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis from any Excise Tax or income tax (including interest of penalties with respect thereto) imposed with respect to such advance; and provided, further, that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

     b. If, after the receipt by the Executive of an amount advance by the Company pursuant to Section 9, the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section
          9) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9, a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of thirty (30) days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

10. Arbitration. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the commercial arbitration rules and supplementary procedures for international commercial arbitration of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction. The governing law shall be the laws of the United States, and the state of New York, and said Agreement shall be construed and governed in accord with such laws. The Arbitration shall take place in the state of New York, New York, and the arbitration shall be conducted in English.

11. Notices. Any notice required or desired to be given under this Agreement shall be deemed given if in writing and sent by certified mail, return receipt requested, to Mr. COOPERBERG 's residence or to Cathay's principal office, as the case may be.

12. Waiver of breach. Cathay's waiver of a breach o any provision of this Agreement by Mr. COOPERBERG shall not operate or be construed as a waiver of any subsequent breach by Mr. COOPERBERG of the same or any other provision. No waiver shall be valid unless in writing and signed by an authorized officer of Cathay. Mr. COOPERBERG's waiver of a breach of any provision of this Agreement by Cathay shall not operate or be construed as a waiver of any subsequent breach by Cathay. No waiver shall be valid unless in writing and signed by Mr. COOPERBERG.

13. Assignment. Cathay's rights and obligations, including those obligations of Cathay's potential future subsidiary(ies), under this Agreement shall inure to the benefit of, and shall be binding upon, Cathay's successors and assigns. Mr. COOPERBERG may, if such direction is made to Cathay in writing, assign, transfer and/or sell any benefits that he is entitled to receive to any entity or person that he may so choose at any time or from time to time.

14. Entire agreement. This Agreement contains the entire understanding of the parties. It may not be changed orally but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension, or discharge is sought.

15. Headings. Headings in this Agreement are for convenience only and shall not be used to interpret or construe its provisions.

16. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.





              [The remainder of this page intentionally left blank]

IN WITNESS HEREOF the parties have executed this Agreement effective the date first above written.


Premier Brands, Inc.                         Mr. S. David Cooperberg


By: /s/ Premier Brands, Inc.                 /s/ S. David Cooperberg
----------------------------------          ------------------------------
Its Duly Authorized Representative

                              EMPLOYMENT AGREEMENT
                              PHILLIP LEE FLAHERTY

AGREEMENT dated this 17th day of August 2000, between Premier Brands, Inc., a Utah corporation (including its successors in interest, alternatively "Cathay" or the "Company"), and Mr. Phillip Lee Flaherty ("Mr. FLAHERTY" or the "Executive").

WHEREAS:

     The Company desires to retain the services of Mr. FLAHERTY as a director and as Chief Executive Officer of its subsidiary, Cathay Entertainment Ltd ("Entertainment"), on the terms and conditions provided in this Agreement; and

     Mr. FLAHERTY desires to render such services to the Company on the terms and conditions provided in this Agreement;

THEREFORE in consideration for the mutual premises and covenants contained herein, it is agreed as follows:

1. Employment and Duties. During the Term (as described in Section 2 hereof) of this Agreement, Mr. FLAHERTY agrees to serve as Chief Executive Officer of Entertainment, performing such duties and services during the Term, as the Board of Directors of Cathay (the "Board") may reasonably request. For the duration of the Term, Cathay shall nominate Mr. FLAHERTY as a director for purposes of all votes taken for the election of Cathay's directors. Mr. FLAHERTY hereby accepts all of such engagements, all upon and subject to the terms and conditions hereinafter set forth.

     During the Term, Mr. FLAHERTY shall devote reasonable time, attention, and energy to providing, and shall diligently and faithfully perform, the services requested by Cathay pursuant to this Section 1 and shall use his best efforts to promote the business and interests of the Company. During the Term, Mr. FLAHERTY may serve on corporate, civic or charitable boards or on committees, and may manage personal investments or other business affairs, so long as such activities do not significantly interfere with the performance of Mr. FLAHERTY's responsibilities as an employee of Cathay in accordance with this Agreement and do not result in the breach of any fiduciary duties to the Company.


2. Term. Subject to earlier termination as provide hereinafter, and also subject to 3.d below, the term of Mr. FLAHERTY's employment this Agreement shall begin on the 1st day of August 2000 and shall thereafter be on a three (3) year renewable basis as agreed by both parties. This Agreement shall be automatically renewed unless terminated in accordance with the terms and conditions hereof or if renegotiated and executed by the parties hereto no later than ninety (90) days prior to the end of the then-current Term. Upon the termination of Mr. FLAHERTY's employment, he shall, upon written request from Cathay, resign as a director of Cathay.

3. Compensation. In exchange for the services tha Mr. FLAHERTY provides to Cathay and its subsidiaries, Mr. FLAHERTY shall be remunerated in the following manner:

     a. Annual compensation equal to US$120,000 paid monthly in equal installments, effective as of the 1st day of August 2000; such compensation will be increased by 10% per annum commencing August 1 2001 and on each anniversary thereafter (based on the then immediately preceding year's salary) for the duration of this Agreement and all renewals hereof, unless agreed to the contrary;

     b. Warrant(s), in such names and denominations as Mr. FLAHERTY reasonably shall request, the form of which is attached hereto as Exhibit A ("Warrant"), to purchase up to an aggregate of 675,000 shares (the "Warrant Shares") of the Company's common stock, par value $.001 per share ("Common Stock").

     c. Provisions Governing the Warrant and the Warran Shares. The following provisions shall govern the Warrant and the Warrant Shares:

          (i) Neither the Warrant nor the Warrant Shares have been registered under the Securities Act of 1933, as amended (the "Act"), or registered or qualified under any state securities laws. The Warrant and Warrant Shares are and will be restricted securities as such term is defined under the Act. The Warrant and the
               Warrant Shares are being and will have been issued in a transaction exempt from the registration requirements of the Act and the registration or qualification requirements of applicable state securities laws. The Warrant and the Warrant Shares are being and will have been acquired by Mr. FLAHERTY for investment purposes only and not with a view to distribution or resale and may not be made subject to a security interest, pledged, hypothecated, sold or otherwise transferred unless such Warrant and Warrant Shares are subsequently registered under the Act and qualified or registered under applicable state securities laws or an exemption from registration and qualification is available for such transfer and that, except as otherwise provided in this Agreement, the Company is under no obligation to register or qualify the Shares. The Company may require an opinion to the effect that such transfer is exempt from such registration or qualification from Mr. FLAHERTY's counsel prior to consenting to or authorizing the registration of any transfer of the Warrant or the Warrant Shares in reliance on an exemption from registration or qualification. Certificates evidencing the Warrant and the Warrant Shares, if and when issued (and if such Warrant Shares have not been registered at the time of issuance), shall bear any legend as may be required by or appropriate under applicable federal and state laws. The transfer agent for the Company's class of Common Stock shall be instructed to place a stop transfer order on the stock books of the Company restricting the transfer of the Warrant Shares if this provision is violated. Mr. FLAHERTY represents and warrants that he understands the foregoing clauses and acknowledges the accuracy thereof.

          (ii) The Company has agreed to register the Warrant Shares as provided in the Warrant and Mr. FLAHERTY agrees to abide by all terms of the Warrant with respect to the resale of the Warrant Shares after registration thereof under the Act.

          (iii)Mr. FLAHERTY and the Company agree to execute such other documents and instruments as counsel for the Company reasonably deems necessary to effect the compliance of the issuance of the Shares with federal and state laws.

          (iv) The Company covenants and agrees that the Warrant, upon issuance in accordance with the terms hereof, shall constitute the legal and binding obligation of the Company, and the Warrant and the Warrant Shares, upon exercise of the Warrant from time to time in accordance with the terms of the Warrant, shall be duly authorized, validly issued and outstanding and fully-paid and non-assessable securities of the Company.

     d. Should the Company establish any subsidiary companies, including any second-tier or lower-tier subsidiaries, Mr. FLAHERTY shall be eligible to be elected an officer of such subsidiary(ies) and shall be entitled to receive compensation from such subsidiaries separate from and in addition to his compensation from the Company as reflected herein. Should the Company dispose of any part of its interest in such subsidiary(ies) whether via initial public offering, sale to or merger into or acquisition by a third party, or any other matter which generates asset value to the Company, Mr. FLAHERTY shall be entitled to receive shares or other appropriate material benefit as accrues to the Company, as delineated in the Subsidiary Participation Agreement.

     e.   Mr. FLAHERTY shall be eligible to participate i a share of the profits
          of  the  Company  as  delineated  in  the  Management   Profit-Sharing
          Agreement.

     f. Mr.FLAHERTY shall be eligible to receive other such bonuses and compensation as the Board may so dictate, provided, however, that nothing in this paragraph shall be deemed to entitle Mr. FLAHERTY to any other such bonus or compensation except for that specifically provided for herein.

     g. Mr. FLAHERTY additionally shall be entitled to perquisites of office commensurate with his position with the Company, including but not limited to: five (5) weeks' vacation, medical, dental and life insurance, a cellular telephone, a laptop computer, membership in a country club and in a health and fitness club. All expenses associated with such perquisites will be borne by the Company, including all personal income taxes, if any, that otherwise would be payable by Mr. FLAHERTY in relation thereto.


4. Confidentiality of Information and Duty of Nondisclosure Covenant Not to Compete.

     a The Executive acknowledges and agrees that the Executive's employment by the Company under this Agreement necessarily involves the Executive's access to certain trade secrets and other confidential information pertaining to the businesses of the Company and its affiliates (collectively, the "Business"). Accordingly, the Executive agrees that at all times during the Term of this Agreement and thereafter, the Executive will not, directly or indirectly, without the express authority of the Company, unless required by law or directed by applicable legal authority having jurisdiction over the Executive, disclose to or use for the benefit of any person, corporation or other entity (other than the Company), or the Executive, (i) any trade, technical, operational, management or other secrets, any customer lists or other confidential or secret data, or any other proprietary, confidential or secret information of the Company to the extent that same relate to the Business or (ii) any confidential information concerning any of the financial arrangements, financial positions, competitive status, customer or suppliers matters, internal organizational matters, technical capabilities, or other business affairs of or relating to the Company. The Executive acknowledges that all of the foregoing constitutes proprietary information, which is the exclusive property of the Company.

     b Except as otherwise expressly consented to or approved i writing by the Company, during the Term and for a period of three (3) months after the Term expires or is terminated pursuant hereto, unless the Executive is terminated without cause, the Executive shall not, directly or indirectly, alone or acting as an employee, owner, partner, consultant, advisor, creditor, investor, principal or agent of any corporation or other business entity (including not-for-profit entities), whether or not with compensation:

          (i) Engage in the United States of America, or in any other place in which the Company has conducted the Business, in any venture or activity in competition with any aspect of the Business;

          (ii) Solicit any past, present or future customers o the Company or any of its affiliates for business in any way relating to any aspect of the Business;

          (iii)Request, directly or indirectly, that any customers of the Company or any of its affiliates, or other persons sharing a business relationship with the Company or any of its affiliates, curtail or cancel their business with the Company or any of its affiliates, or otherwise take action which might be to the material disadvantage of the Company or any of its affiliates; or

          (iv) Induce or attempt to influence any other employee or consultant of the Company or any of its affiliates to terminate his, her or its employment or engagement as consultant with the Company or any of its affiliates.

     c. If the Executive violates any of the restrictions contained in Section 4(b) hereof, the restrictive period provided for in such Section shall be increased by the period of time from the commencement of any such violation until the time such violation shall be cured by the Executive to the satisfaction of the Company.

     d. In the event that either the length of time or the geographical area set forth in this Section 4 hereof is deemed too restrictive or otherwise unenforceable in any court proceeding, the court may reduce such restrictions to those which it deems reasonable and enforceable under the circumstances.

     e. Nothing contained in this Section 4, whether express or implied, shall prevent the Executive from being a holder for the purposes of investment only of securities of a class then being traded or quoted, as applicable, on (a) a recognized U.S. or international stock exchange, or (b) the National Market System, NASDAQ Small Cap Market or Over-the-Counter Bulletin Board of the National Association of Securities Dealers Automated Quotation System, amounting to twenty (20%) percent or less of such class.

     f. The Executive agrees and acknowledges that the company does not have any adequate remedy at law for the breach by the Executive of any of the provisions of this Section 4 and agrees that the Company will be entitled to injunctive relief (without any bond or other security being required) to bar the Executive from such breach in addition to any other remedies which might be available to the Company at law or in equity under applicable law.

     g. The termination of this Agreement or of the employment of the Executive (hereunder or otherwise) shall not operate to terminate the provisions of this Section 4, which shall remain in full force and effect and binding on the Executive notwithstanding any such termination. In addition, the provisions of this Section 4 shall be read and construed and shall have effect as separate, severable and independent provisions or restrictions, and shall be enforceable accordingly.


5. Expenses. Mr. FLAHERTY may incur reasonable budgeted expenses for promoting Cathay's business, including expenses for entertainment, travel, telephone, and similar items, including business class air travel and first class hotel accommodations. Cathay will reimburse Mr. FLAHERTY for all such expenses upon Mr. FLAHERTY's periodic presentation of an itemized account of such expenditures. Mr. FLAHERTY shall participate in the budgeting process, but Cathay shall have final discretion as to the reasonableness of expenses incurred.

6. Termination without cause. Cathay may not terminate this Agreement without cause, except that the Company may terminate Executive's employment at any time at its sole discretion upon one hundred eighty (180) days' notice; provided that if the employment is so terminated upon 180 days' notice, the Company shall promptly pay the Executive the lesser of (a) one year's salary and (b) salary equal to what the Executive would have received through the end of the then-current Term. Cathay may terminate Mr. FLAHERTY with cause without giving any notice. "Cause" shall mean a willful breach of this Agreement, gross negligence in performing his obligations hereunder, or conviction of a felony (or a plea of no lo contendere in such criminal action). Mr. FLAHERTY may, without cause, terminate this Agreement by giving 60 days' written notice to Cathay. In such event, Mr. FLAHERTY shall continue to render his services and shall be paid his regular compensation up to the date of termination. This clause 6 is subject to clause 3(d).


7. Death during employment. If Mr. FLAHERTY dies during the Term, Cathay shall pay to Mr. FLAHERTY 's estate the compensation that would otherwise be payable to Mr. FLAHERTY up to the end of the month following the calendar month in which his death occurs. This clause 7 is subject to clause 3(d).


8. Disability. In the event of disability of the Executive, the Company will continue to pay the Executive during the period of his disability; provided, however, that if the disability continues for a period of three
     (3) months, the Company may terminate this Agreement. Following such termination, the Company will continue to pay the Executive all compensation due him under Clause 3 above. Such compensation will include any awards and any accrued amounts under all compensation of employee benefit plans, which shall be payable on a pro-rated basis for the year in which the disability occurs, through the date of termination in accordance with the applicable provisions of any then existing plan, practice, policy or program established by the Company for employees. "Disability" shall be defined as any illness of injury, which prevents the Executive from performing the essential functions of his employment with reasonable accommodation, as determined in good faith by the Company's Board of Directors (other than Mr. FLAHERTY, if then a director). The Company shall be responsible for determining the essential functions of the Executive's employment consistent with the terms of this Agreement. This clause 8 is subject to clause 3 (d).


9. Internal Revenue Code Section 280G. Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 9 (a "Payment")) would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties imposed with respect to such taxes), the Executive shall receive a Gross-Up Payment equal to the Excise Tax imposed upon the Payment(s), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and excise tax imposed upon the Gross-Up Payment.

     a. The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but not later than ten (10) business days after the Executive is informed in writing of such claim and shall apprize the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which the Executive gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

          (i) give the Company any information reasonably requested by the Company relating to such claim,

          (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

          (iii)cooperate with the Company in good faith in order effectively to contest such claim, and

          (iv) permit the Company to participate in any proceedings relating to such claim; provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 9, the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forge any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis from any Excise Tax or income tax (including interest of penalties with respect thereto) imposed with respect to such advance; and provided, further, that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

     b. If, after the receipt by the Executive of an amount advance by the Company pursuant to Section 9, the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section
          9) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9, a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of thirty (30) days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

10. Arbitration. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the commercial arbitration rules and supplementary procedures for international commercial arbitration of the American Arbitration Association, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction. The governing law shall be the laws of the United States, and the state of New York, and said Agreement shall be construed and governed in accord with such laws. The Arbitration shall take place in the state of New York, New York, and the arbitration shall be conducted in English.


11. Notices. Any notice required or desired to be given under this Agreement shall be deemed given if in writing and sent by certified mail, return receipt requested, to Mr. FLAHERTY 's residence or to Cathay's principal office, as the case may be.


12. Waiver of breach. Cathay's waiver of a breach o any provision of this Agreement by Mr. FLAHERTY shall not operate or be construed as a waiver of any subsequent breach by Mr. FLAHERTY of the same or any other provision. No waiver shall be valid unless in writing and signed by an authorized officer of Cathay. Mr. FLAHERTY's waiver of a breach of any provision of this Agreement by Cathay shall not operate or be construed as a waiver of any subsequent breach by Cathay. No waiver shall be valid unless in writing and signed by Mr. FLAHERTY.


13. Assignment. Cathay's rights and obligations, including those obligations of Cathay's potential future subsidiary(ies), under this Agreement shall inure to the benefit of, and shall be binding upon, Cathay's successors and assigns. Mr. FLAHERTY may, if such direction is made to Cathay in writing, assign, transfer and/or sell any benefits that he is entitled to receive to any entity or person that he may so choose at any time or from time to time.


14. Entire agreement. This Agreement contains the entire understanding of the parties. It may not be changed orally but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension, or discharge is sought.


15. Headings. Headings in this Agreement are for convenience only and shall not be used to interpret or construe its provisions.


16. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

             [The remainder of this page intentionally left blank]

IN WITNESS HEREOF the parties have executed this Agreement effective the date first above written.



Premier Brands, Inc.                        Mr. Phillip Lee Flaherty


By: /s/ Premier Brands, Inc.                 /s/ Phillip Lee Flaherty
----------------------------------          ------------------------------
Its Duly Authorized Representative          Duly Authorized Representative

                    (Letterhead of Bongiovanni & Associates)


                                                           555 S. Powerline Road
                                                    Pompano Beach, Florida 33069

(954) 975-9601 Office
(954) 979-6695 fax

To the Board of Directors and Stockholders:
Cathayone, Inc.
2100 Pinto Lane
Las Vegas Nevada 89106

May 14, 2001


Cathayone, Inc.
2100 Pinto Lane
Las Vegas Nevada 89106

Gentlemen:

We hereby consent to the use of our audit report of CathayOne, Inc. and subsidiaries dated May 1, 2001 for the year ended December 31, 2000 in the Form 10-KSB/A of CathayOne, Inc. dated May 14, 2001.









/s/ Bongiovanni & Associates
-----------------------------------