Form 10QSB
period 2001-03-31
CATHAYONE INC
filed 2001-05-21
CIK 1071355

14

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER 000-29865
--------------------------------

                                 CATHAYONE, INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                   13-4140336
          --------                                   ----------
(State or other jurisdiction of                     (IRS Employer identification
No.)
incorporation or organization)


                    2100 Pinto Lane, Las Vegas, Nevada 89106
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (702) 378-6864
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of May 18, 2001: 29,689,158









                        CATHAYONE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

PART I - FINANCIAL INFORMATION (Post Re-Capitalization - See Notes)
-------------------------------------------------------------------
PAGE NO.
--------
Item 1.     Financial Statements
          Consolidated Balance Sheets as of March 31, 2001(unaudited)          3
          Consolidated Statements of Operations for the
           Three months ended March 31, 2001 and since inception               4
          Consolidated Statements of Cash Flows for the
           three months ended March 31, 2000                                 5-6
          Notes to Consolidated Financial Statements                         7-8

Item 2.     Management's Discussion and Analysis
9-12


PART II - OTHER INFORMATION
---------------------------
Item 1.     Legal Proceedings                                                 13

Item 2.     Changes in Securities and Use of Proceeds                         13

Item 3.     Defaults Upon Senior Securities                                   13

Item 4.     Submission of Matters to a Vote of Security Holders               13

Item 5.     Other Information                                                 13

Item 6.     Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                    14
















ITEM 1.     FINANCIAL STATEMENTS


                                   CATHAYONE, INC. & SUBSIDIARIES
                                   (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED BALANCE SHEETS
                         AT MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000


                                               ASSETS
                                               ------
                                                                     (Unaudited)
CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .  March 31, 2001    Dec 31, 2000
-----------------------------------------------------------------
  Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . .  $           573   $      37,187
  Loan Receivable, net. . . . . . . . . . . . . . . . . . . . . .            7,500             -0-
  Prepaid Expenses. . . . . . . . . . . . . . . . . . . . . . . .              500             500
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . .            8,573          37,687

FIXED ASSETS
-----------------------------------------------------------------
  Furniture and Office Equipment. . . . . . . . . . . . . . . . .            5,946           5,946
  Accumulated Depreciation. . . . . . . . . . . . . . . . . . . .             (950)           (850)
     Net Fixed Assets . . . . . . . . . . . . . . . . . . . . . .            4,996           5,096
                                                                   ----------------  --------------

    TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $        13,569   $      42,783


LIABILITIES AND STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------

CURRENT LIABILITIES
-----------------------------------------------------------------
  Accounts Payable and Accrued Expenses . . . . . . . . . . . . .        1,166,767       1,044,701
  Due to Related Parties. . . . . . . . . . . . . . . . . . . . .          822,377         776,177
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .        1,989,144       1,820,878

COMMITMENTS AND CONTINGENCIES - NOTE 4
-----------------------------------------------------------------

STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------
  Common Stock ($.001 par value, 100,000,000 shares authorized:
   29,689,158 issued and outstanding) . . . . . . . . . . . . . .           29,689          29,489
  Preferred Stock ($.001 par value, 5,000,000 shares authorized:
   none issued and outstanding) . . . . . . . . . . . . . . . . .              -0-             -0-
  Additional Paid-in-Capital. . . . . . . . . . . . . . . . . . .        3,129,149       2,667,349
  Deficit Accumulated During Development Stage. . . . . . . . . .       (5,134,413)     (4,474,933)
    TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . .       (1,975,575)     (1,778,095)

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . .  $        13,569   $      42,783
                                                                   ===============   ==============





                         CATHAYONE, INC. & SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND FOR THE PERIOD OF
            MARCH 1, 2000 (DATE OF REORGANIZATION) TO MARCH 31, 2000


                                       March 31, 2001    March 31, 2000

OPERATING EXPENSES:
------------------------------------
  Advertising. . . . . . . . . . . .  $        38,050   $           -0-
  Consulting . . . . . . . . . . . .          120,000               -0-
  Depreciation . . . . . . . . . . .              100               -0-
  Insurance. . . . . . . . . . . . .            4,576               -0-
  Office Expenses. . . . . . . . . .            5,027               -0-
  Payroll and Related Taxes. . . . .            8,116               -0-
  Professional Fees. . . . . . . . .            2,596              1300
  Public Trading . . . . . . . . . .            1,121               -0-
  Rent . . . . . . . . . . . . . . .           16,200               -0-
  Travel . . . . . . . . . . . . . .            1,590               -0-
    TOTAL EXPENSES . . . . . . . . .          197,376             1,300

      OPERATING LOSS . . . . . . . .         (197,376)           (1,300)

OTHER EXPENSE:
------------------------------------
  Other Expense - Note 3 . . . . . .         (462,104)              -0-
    TOTAL OTHER EXPENSE. . . . . . .         (462,104)              -0-

      LOSS BEFORE TAXES. . . . . . .         (659,480)           (1,300)

      INCOME TAX (PROVISION) BENEFIT              -0-               -0-

      NET LOSS . . . . . . . . . . .  $      (659,480)  $        (1,300)
                                      ================  ================
  Net Loss Per Common Share
  Basic & Fully Diluted. . . . . . .  $         (0.02)            N/A
                                      ================  ================
  Weighted Average Common
  Shares Outstanding . . . . . . . .       29,622,491             N/A
                                      ================  ================









                                    CATHAYONE, INC. & SUBSIDIARIES
                                     (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND FOR THE PERIOD OF
                       MARCH 1, 2000 (DATE OF REORGANIZATION) TO MARCH 31, 2000


                                                                     March 31, 2001    March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------------------------------------
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (659,480)  $        (1,300)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .              100               -0-
    Common stock issued in connection with legal services - Note 3          462,000               -0-
    Increase in operating liabilities:
      Amounts due related party for
      services rendered. . . . . . . . . . . . . . . . . . . . . .           46,200               -0-
      Accounts payable and accrued expenses. . . . . . . . . . . .          122,066             1,300

      NET CASH USED IN
      OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . .          (29,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------------------------------
  Issuance of note receivable. . . . . . . . . . . . . . . . . . .           (7,500)              -0-

      NET CASH USED IN
       FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . . .           (7,500)              -0-

      NET INCREASE IN
      CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . .          (36,614)              -0-

CASH AND CASH EQUIVALENTS:
------------------------------------------------------------------
      Beginning of period. . . . . . . . . . . . . . . . . . . . .           37,187               -0-

      End of period. . . . . . . . . . . . . . . . . . . . . . . .  $           573   $           -0-
                                                                    ===============   ================













                           CATHAYONE, INC. & SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONT'
           FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND FOR THE PERIOD OF
              MARCH 1, 2000 (DATE OF REORGANIZATION) TO MARCH 31, 2000


                                                    March 31, 2001   March 31, 2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
  Cash paid for interest . . . . . . . . . . . . .  $           104  $           -0-
                                                    ===============  ===============
NON-CASH FINANCING ACTIVITIES:
--------------------------------------------------
  Common stock issued in connection
   with legal services - Note 3. . . . . . . . . .  $       462,000  $           -0-
                                                    ===============  ===============


































                         CATHAYONE, INC. & SUBSIDIARIES
                         ------------------------------
                          (A Development Stage Company)
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                           March 31, 2001 (UNAUDITED)
                           --------------------------


NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2001, the results of operations for the three month period ended March 31, 2001 and 2000, and cash flows for the three months ended March 31, 2001 and 2000. The results for the period ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE
----------------------------------------

The  following  represents  the  calculation  of  earnings  per  share:

                                   For the three months ended
                                            March 31,
BASIC  &  DILUTED*                    2001               2000
------------------                  ------               ----

Net  income  (loss)               $  (659,480)       $  (1,300)

Less- preferred stock dividends          --                --
                                  -------------      ----------
Net income (loss)                 $  (659,480)        $ (1,300)
Weighted average number
of common shares                    29,622,491             N/A
                                  -------------      ----------
Basic & diluted earnings per share
                                  $     (.02)              N/A
                                     ========          ========

*There were no common stock equivalents for either period presented. ** Less than $.01



NOTE 3 - OTHER EXPENSE

During the quarter ended March 31, 2001, the Company issued 200,000 shares of its common stock in connection with legal services performed rendered on behalf of the Company. The Company is disputing a significant portion of the approximately $528,000 in accumulated invoices claimed by the law firm. The Company has accrued these invoices in its financial statements pending a settlement with the law firm. The shares were issued pursuant to an agreement whereby the law firm will provide the Company until April 30, 2001 to pay the outstanding invoices. The value of the shares was determined using the fair market on the date of issuance, or $2.31 per share, yielding an aggregate value of $462,000.

NOTE  4  -  COMMITMENTS

The Company has committed to provide funding of $5,000,000 within the next year towards the development of e-commerce entertainment projects. The Company has not made payments towards this commitment as of the date of this report.

The Company has committed to provide funding of $10,000,000 within the next year towards the development of a joint venture. During the period ended December 31, 2000, the Company contributed approximately $911,970 towards this commitment. The Company has not made payments towards this commitment during 2001. The Company is currently in default of the remaining payments, however, it intends to remedy the situation during the remainder of 2001.

The Company has committed to paying $700,000 and issuing 250,000 shares to a related third party, contingent upon the third party's completion of certain entertainment projects. The Company does not deem these amounts payable as of March 31, 2000 and the Company is uncertain when such amount would be payable, if ever.

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









              --The rest of this page is left intentionally blank--

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements that are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

DESCRIPTION OF BUSINESS

Business Development History
----------------------------

CathayOne, Inc. (the "Company") is a publicly traded Delaware corporation that was originally incorporated in the State of Utah on August 6, 1984, under the name North American Clothing Company, Inc.

As of June 30, 2000, a majority of the shareholders of the Company authorized a change in the Company's state of incorporation from Utah to Delaware, and the merger of the Company into its wholly owned subsidiary, Cathay Bancorp Inc., CathayOne Inc. being the surviving company. The re-domiciling of the Company to the State of Delaware and the concurrent change of the Company's name to CathayOne Inc. occurred on August 9, 2000.

The Company's principal executive office is located at 2100 Pinto Lane, Las Vegas, Nevada 89106 and its telephone number is (702) 378-6864.

Business of the Issuer.
----------------------

     Principal Products and Services

The Company's stated business purpose is to manage, take a majority position in, and/or make strategic investments in technological and service companies in the entertainment industry. While located in the United States, the Company has positioned itself to take advantage of the appetite for foreign content entertainment as well as foreign entertainment in China, the fast-growing broadband multimedia information dissemination opportunities, and Internet content services market in China. Management believes that the best returns for investments in the next decade will be in the People's Republic of China, Hong Kong, Macao and Taiwan (collectively, "Greater China").

The Greater China market is increasingly looking outward in its appetite for foreign content entertainment. The Company believes it can capitalize on the growth in information technology, and will initially focus on developing companies in the entertainment markets, including: music, theater and sporting events.

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

     Distribution

The Company is still in the developmental phase and has not, to this date, embarked on any consistent attempts to market or distribute its products in the Greater China region or elsewhere. The Company has performed no formal market studies related to its proposed products and services in the Greater China region. However, the Company has been involved in limited in house research to determine the types of music and entertainment that might be marketed successfully in the Greater China region.

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

The market for the provision of entertainment products and/or services to individuals and businesses is extremely competitive and highly fragmented. There may be substantial barriers to entry in Mainland China and other foreign countries where the Company seeks to operate, and the Company expects that competition will intensify. The Company believes that the primary competitive factors determining success in this market are a reputation for reliability and service, effective customer support, pricing, creative marketing, and geographic coverage. Other important factors include the timing of introductions of new products and services and industry and general economic trends. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

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

While located in the United States, the Company has positioned itself to take advantage of foreign content entertainment, the fast-growing broadband multimedia information dissemination opportunities, and Internet content services market in foreign markets. Management intends to build its business in the People's Republic of China, Hong Kong, Macao and Taiwan (collectively, "Greater China"). In all of these countries, businesses face varying degrees of government regulation. Mainland China is heavily regulated. Because the Company is in a start-up mode, it is presently impossible to predict the government regulation, if any, to which the Company may be subject. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. The Company is presently attempting to ascertain the effects of such government regulation on the prospective business of the Company. Under the present circumstances, the Company is in the development stage. Therefore, it is not feasible to predict with any degree of accuracy the impact of government regulation on the Company's operations. The inability to ascertain the effect of government regulation on the Company's prospective business activity creates a high degree of risk.

     Regulatory Overview

It is possible that additional laws and regulations may be adopted with respect to the entertainment industry. Such new laws or regulations may cover issues such as content, pricing, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. The Company cannot predict the impact, if any, that any future regulatory changes or development may have on its business, financial condition and results of operations. Changes in the regulatory environment that directly or indirectly affect the ability to market products or services, or increase the likelihood or scope of competition, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Employees

The Company has three full time employees. Part time employees are hired from time to time depending on increased marketing or additional projects in which the Company may be involved.


RESULTS OF OPERATIONS
---------------------

The following are the results of operation as of and for the three months ended March 31, 2001 and 2000. As indicated in the accompanying financial statements, the Company did not have any material operations for the three months ended March 31, 2000.

Net  Income

The Company had a net loss of $659,480 for the three months ended March 31, 2001. The net loss for the quarter was primarily attributable to non-cash expense on an accounts payable and accrued consulting fees that were, $462,000 and $120,000, respectively.

Sales

The Company did not have any revenues during the three-month periods ended March 31, 2001 and 2000.

Expenses

Total  expenses  were  $659,480  for  the  three  months  ended  March 31, 2001.

Total expenses included $462,000 in connection with the payable due the Company's legal counsel. The payment was made with 200,000 shares of the Company's common stock valued at $2.31 per share, the fair market value at the time of issuance. Expenses also included $120,000 in accruals for consultants and officers pursuant to their respective employment agreements. Rent expense was $16,200.


Liquidity  and  Capital  Resources

On March 31, 2001, the Company had cash of $573 and a working capital deficit of $1,980,571. The working capital deficit represents primarily obligations from operations and amounts due related parties for advances and services.

Net cash used in operating activities was $29,114 for the three months ended March 31, 2001. The difference was primarily attributable to an increase in loss from operations in the amount of $659,480, partially offset by an increase in accounts payable of $122,066 and $462,000 in common stock issuances for services.

Cash used in financing activities totaled $7,500 for the three months ended March 31, 2001 as a result of the incurrence of a loan receivable in the amount of $7,500 to an unrelated party. The Company will need to raise funds during the next twelve months for its operations. In addition, the Company's auditors expressed doubt as to the Company's ability to continue as a going concern. Failure to raise additional capital during the next twelve months could have a material adverse effect on the Company. The Company estimates it will need $3 to 5 million over the next twelve months and $14 million over the long-term in order to develop its business plan.

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings

Capital  Lake  S.A.  v.  CathayOne, Inc., Case No. 01-CV-1266 (SAS) filed in the
----------------------------------------
United States District Court for the Southern District of New York. The case involves a claim to entitlement to a $300,000 finder's fee/brokerage commission. The Company denies liability and is defending the action. The case is in its early stages. No discovery has occurred. The Company is unable to express an opinion on the outcome at this time, although the Company does feel it has a meritorious defense to the claim.

There are no other pending legal claims against the Company.

The Company is aware of a claim being asserted by its former legal counsel for fees in the approximate amount of $528,000, which amount is contested by the Company. The Company is attempting to settle this claim.

Item 2. Changes in Securities

During the quarter ended March 31, 2000, the Company issued 200,000 shares of its common stock in connection with legal services rendered to the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits
-----------

None.

b) Reports on Form 8-K
----------------------

None.






                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              /s/ Peter Lau, Chief Executive Officer
                              --------------------------------------
Date:  May 18, 2001               Peter Lau, Chief Executive Officer