Form 10QSB
period 2001-06-30
CATHAYONE INC
filed 2001-08-21
CIK 1071355

14

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  quarterly  period  ended  June  30,  2001

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  transition  period  from  _______  to  _______

COMMISSION  FILE  NUMBER  000-29865
-----------------------------------

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


   c/o Fisher & Fisher - One Whitehall Street, 21st Floor - New York, NY 10004
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (917) 699-4352
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  the  court.  Yes  [   ]  No  [X]

Number  of  shares  of  common  stock  outstanding  as  of
August  15,  2001:  29,689,158







                        CATHAYONE, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

PART  I  -  FINANCIAL  INFORMATION  (Post  Re-Capitalization  -  See  Notes)
----------------------------------------------------------------------------
PAGE  NO.
---------
Item  1.     Financial  Statements
          Consolidated  Balance Sheets as of June 30, 2001(unaudited)          3
          Consolidated  Statements  of  Operations  for  the
           Three  and  six  months  ended June 30, 2001 and 2000               4
          Consolidated  Statements  of  Cash  Flows  for  the
           six  months  ended June 30, 2001 and 2000                         5-6
          Notes to Consolidated Financial Statements                         7-8

Item  2.     Management's  Discussion  and  Analysis
                                                                            9-12


PART  II  -  OTHER  INFORMATION
-------------------------------
Item  1.     Legal  Proceedings  (including  Chapter  11  bankruptcy  filing
information)                                                                  13

Item  2.     Changes  in  Securities  and  Use  of  Proceeds
13

Item 3.     Defaults Upon Senior Securities                                   13

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
13

Item  5.     Other  Information                                               13

Item  6.     Exhibits  and  Reports  on  Form  8-K
                                                                              13

SIGNATURES                                                                    14
















ITEM  1.     FINANCIAL  STATEMENTS


                                  CATHAYONE, INC. & SUBSIDIARIES
                                  (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEETS
                        AT JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                              ASSETS
                                              ------
                                                                    (Unaudited)
CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .  Jun 30, 2001    Dec 31, 2000
-----------------------------------------------------------------
  Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . .  $           8   $      37,187
  Loan Receivable, net. . . . . . . . . . . . . . . . . . . . . .             -0-            -0-
  Prepaid Expenses. . . . . . . . . . . . . . . . . . . . . . . .             -0-            500
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . .              8          37,687

FIXED ASSETS
-----------------------------------------------------------------
  Furniture and Office Equipment. . . . . . . . . . . . . . . . .          5,946           5,946
  Accumulated Depreciation. . . . . . . . . . . . . . . . . . . .         (1,050)           (850)
     Net Fixed Assets . . . . . . . . . . . . . . . . . . . . . .          4,896           5,096
                                                                   --------------  --------------

    TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $       4,904   $      42,783
                                                                   =============   ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------

CURRENT LIABILITIES
-----------------------------------------------------------------
  Accounts Payable and Accrued Expenses . . . . . . . . . . . . .      1,166,767       1,044,701
  Due to Related Parties. . . . . . . . . . . . . . . . . . . . .        822,377         776,177
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .      1,989,144       1,820,878

STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------
  Common Stock ($.001 par value, 100,000,000 shares authorized:
   29,689,158 and 29,489,158 issued and outstanding at
   June 30, 2000 and December 31, 2000, respectively) . . . . . .         29,689          29,489
  Preferred Stock ($.001 par value, 5,000,000 shares authorized:
   none issued and outstanding) . . . . . . . . . . . . . . . . .            -0-             -0-
  Additional Paid-in-Capital. . . . . . . . . . . . . . . . . . .      3,129,149       2,667,349
  Deficit Accumulated During Development Stage. . . . . . . . . .     (5,143,078)     (4,474,933)
    TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . .     (1,984,240)     (1,778,095)

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . .  $       4,904   $      42,783
                                                                   =============   ==============







                                                  CATHAYONE, INC. & SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000*


                                             Three Months Ended June 30,    Six Months Ended June 30,
                                                2001           2000              2001         2000*
OPERATING EXPENSES:
------------------------------------------
  General and administrative . . . . . . .  $    8,665   $     96,829          $   206,041   $   98,129
    TOTAL EXPENSES . . . . . . . . . . . .       8,665         96,829              206,041       98,129

    OPERATING LOSS . . . . . . . . . . . .      (8,665)       (96,829)            (206,041)     (98,129)

OTHER EXPENSE:
------------------------------------------
  Interest Expense - Note 3. . . . . . . .          -0-            -0-            (462,104)          -0-
    TOTAL OTHER EXPENSE. . . . . . . . . .          -0-            -0-            (462,104)          -0-

    LOSS BEFORE TAXES. . . . . . . . . . .      (8,665)       (96,829)            (668,145)      (98,129)

    INCOME TAX (PROVISION) BENEFIT . . . .          -0-            -0-                  -0-           -0-

    NET LOSS . . . . . . . . . . . . . . .  $   (8,665)  $    (96,829)         $  (668,145)    $  (98,129)

  Net Loss Per Common Share
  Basic & Fully Diluted. . . . . . . . . .  $       **   $      (0.01)         $     (0.02)    $    (0.02)

  Weighted Average Common
  Shares Outstanding . . . . . . . . . . .  29,689,158       8,032,495          29,655,825      6,120,407

* Date of reorganization was March 1, 2000
** Less than $.01
















                                    CATHAYONE, INC. & SUBSIDIARIES
                                     (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000*

                                                                      June 30, 2001    June 30, 2000*
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------------------------------------
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (668,145)  $       (98,129)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .             200               -0-
    Common stock issued in connection with legal services - Note 3.         462,000               -0-
    Common stock issued in reorganization . . . . . . . . . . . . .             -0-            29,258
    Write-down of note receivable and prepaid asset . . . . . . . .           8,000
    Increase in operating liabilities:
      Amounts due related party for
      services rendered . . . . . . . . . . . . . . . . . . . . . .          46,200               -0-
      Accounts payable and accrued expenses . . . . . . . . . . . .         122,066            87,798

      NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .         (29,679)           18,927
                                                                    ----------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------------------------------------
  Investment in distribution company. . . . . . . . . . . . . . . .             -0-           (16,139)

      NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . .             -0-           (16,139)
                                                                    ---------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------------------------------
  Issuance of note receivable . . . . . . . . . . . . . . . . . . .          (7,500)              -0-
  Common stock issuances. . . . . . . . . . . . . . . . . . . . . .             -0-             1,299

      NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .          (7,500)            1,299
                                                                   -----------------   ---------------
      NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .         (37,179)            4,087

CASH AND CASH EQUIVALENTS:
-------------------------------------------------------------------
      Beginning of period . . . . . . . . . . . . . . . . . . . . .          37,187               -0-

      End of period . . . . . . . . . . . . . . . . . . . . . . . .  $            8   $         4,087
                                                                     ==============   ================
* Date of reorganization was March 1, 2000





                           CATHAYONE, INC. & SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000*


                                                    June 30, 2001   June 30, 2000*
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
  Cash paid for interest . . . . . . . . . . . . .  $          104  $           -0-
                                                    ==============  ===============
NON-CASH FINANCING ACTIVITIES:
--------------------------------------------------
  Common stock issued in connection
  with legal services - Note 3 . . . . . . . . . .  $      462,000  $           -0-
                                                    ==============  ===============



































                         CATHAYONE, INC. & SUBSIDIARIES
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2001


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2001, the results of operations for the three and six month periods ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. The results for the period ended June 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  per  share:




                                      For  the  three  months  ended  For  the  six  months  ended
                                                   June  30,                     June  30,
BASIC & DILUTED*                                2001         2000               2001       2000
----------------------------------       ------------  -----------  -----------------  ---------

Net loss                                 $    (8,665)  $  (96,829)  $       (668,145)  $(98,129)

Less- preferred stock dividends                   --           --              --            --
                                         ------------  -----------  ---------------- -----------

Net loss                                 $    (8,665)  $  (96,829)  $       (668,145)  $(98,129)
Weighted average number
of common shares                          29,689,158    8,032,495          29,655,825   6,120,407
                                         ------------  -----------  -----------------  ----------

Basic & diluted earnings per share       $        **   $     (.01)  $           (.02)  $   (.02)
                                        ============  ===========  ==================  ===========




*There were no common stock equivalents for either period presented. ** Less than $.01




NOTE  3  -  OTHER  EXPENSE

During the six months ended June 30, 2001, the Company issued 200,000 shares of its common stock in connection with legal services performed rendered on behalf of the Company. The Company is disputing a significant portion of the approximately $593,000 in accumulated invoices claimed by the law firm. The Company has accrued these invoices in its financial statements pending a settlement with the law firm. The shares were issued pursuant to an agreement whereby the law firm will provide the Company until April 30, 2001 to pay the outstanding invoices. The Company is currently in default of this agreement. The value of the shares was determined using the fair market on the date of issuance, or $2.31 per share, yielding an aggregate market value of $462,000.

NOTE  4  -  BANKRUPTCY  FILING

On June 15, 2001, The registrant filed a voluntarily Chapter 11 petition in the United States Bankruptcy Court for the Southern District of New York, Case No. 01-41726(cb). The registrant is continuing as a debtor in possession with its prior management, except as noted in Item 6, pursuant to Section 1107 of Title 11 of the United States Code. The Company intends to file a plan of reorganization as provided by Chapter 11 of the United States Bankruptcy Code as soon as practicable.

A meeting of creditors pursuant to section 341 of the United States Bankruptcy Code was held in August 2001.

The Company intends to proceed as expeditiously as possible to resolve outstanding liabilities. The Company presently is in negotiation with prospective merger partners in order to inject new capital into the Company, and therefore maximize value for its constituents.

NOTE  5  -  CHANGE  IN  DIRECTORS

Subsequent to the Special Meeting, Phillip Lee Flaherty announced his resignation as Chairman, Treasurer and Director of CathayOne, Inc., as well as his position as Chief Executive Officer of its subsidiary, Cathay Entertainment Ltd.

Mr Flaherty was replaced by the addition of Charles A Nelson to the Company's Board of Directors. Mr Nelson is a Senior Vice President for New Business Development at Auerbach, Pollack & Richardson.








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

DESCRIPTION  OF  BUSINESS

Business  Development  History
------------------------------

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

The Company has vacated their former executive offices and is receiving correspondence at their attorneys office at: c/o Fisher and Fisher - One Whitehall Street, 21st Floor - New York, NY 10004

Business  of  the  Issuer.
-------------------------

     Principal  Products  and  Services

The Company's stated business purpose is to manage, take a majority position in, and/or make strategic investments in technological and service companies in the entertainment industry. While located in the United States, the Company has attempted to take advantage of the appetite for foreign content entertainment as well as foreign entertainment in China, the fast-growing broadband multimedia information dissemination opportunities, and Internet content services market in China. Management believes that the best returns for investments in the next decade will be in the People's Republic of China, Hong Kong, Macao and Taiwan (collectively, "Greater China").

The Greater China market is increasingly looking outward in its appetite for foreign content entertainment. The Company believes it can capitalize on the growth in information technology, and will initially focus on developing companies in the entertainment markets, including: music, theater and sporting events.

The Company will attempt to provide its North American expertise in management, new technologies, and financial acumen to companies in China. As the companies mature, the Company will seek to enhance value and liquidity for its shareholders by bringing these companies to the public market, arranging merger and acquisition opportunities, or negotiating private transactions for them. In the alternative, the Company may take an equity position or enter into joint ventures with such companies.

     Distribution

The Company is still in the developmental phase and has not, to this date, embarked on any consistent attempts to market or distribute its products in the Greater China region or elsewhere. The Company has performed no formal market studies related to its proposed products and services in the Greater China region. However, the Company has been involved in limited in-house research to determine the types of music and entertainment that might be marketed successfully in the Greater China region.

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

     Employees

The two remaining officers continue to manage the Company as a debtor-in-possession. This arrangement will continue into the foreseeable future pursuant to their Chapter 11 plan of reorganization.


RESULTS  OF  OPERATIONS
-----------------------

The following are the results of operation as of and for the three and six months ended June 30, 2001 and 2000. As indicated in the accompanying financial statements, the Company did not have any material operations for the three months ended March 31, 2000.

Net  Income

The Company had a net loss of $8,665 for the three months ended June 30, 2001 versus a net loss of $96,829 for the same period in 2000. The net loss for the first half of the year was primarily attributable to non-cash expense on an accounts payable and accrued consulting fees that were, $462,000 and $120,000, respectively.

Sales

The  Company  did  not  have  any  revenues  during  the  periods  presented.

Expenses

Total expenses were $8,665 for the three months ended June 30, 2001 versus $96,829 in during the same period in 2000. Total expenses for the six month period ended June 30, 2000 were $668,145 versus $98,129 in during the same period in 2000.

Total expenses included $462,000 in connection with the payable due the Company's legal counsel. The payment was made with 200,000 shares of the Company's common stock valued at $2.31 per share, the fair market value at the time of issuance. Expenses also included $120,000 in accruals for consultants and officers pursuant to their respective employment agreements. Rent expense was $16,200.


Liquidity  and  Capital  Resources

On June 30, 2001, the Company had cash of $8 and a working capital deficit of $1,989,136. The working capital deficit represents primarily obligations from operations and amounts due related parties for advances and services.

Net cash used in operating activities was $29,679 for the six months ended June 30, 2001 versus net cash provided by operating activities of $18,927 during the same period in 2000. The difference in cash used was primarily attributable to an increase in loss from operations in the amount of $659,480, an increase in accounts payable of $87,798 during 2000 and $462,000 in common stock issuances for services.

Cash used in financing activities totaled $7,500 for the six months ended June 30, 2001 as a result of the incurrence of a loan receivable in the amount of $7,500 to an unrelated party. The Company now believes collection of this is unlikely and, accordingly, has reserved this amount to bad debt. The Company will need to raise funds during the next twelve months for its operations. The Company does not currently have enough liquid assets to remain in operations. In addition, the Company's auditors expressed doubt as to the Company's ability to continue as a going concern. Failure to raise additional capital during the next twelve months will have a material adverse effect on the Company. The Company estimates it will need $3 to 5 million over the next twelve months and $14 million over the long-term in order to develop its business plan.

PART  II.  OTHER  INFORMATION
-----------------------------

Item  1.  Legal  Proceedings

Capital  Lake  S.A.  v.  CathayOne, Inc., Case No. 01-CV-1266 (SAS) filed in the
----------------------------------------
United  States  District  Court for the Southern District of New York.  The case
---
involves a claim to entitlement to a $300,000 finder's fee/brokerage commission.
--
The Company denies liability and is defending the action. The case is in its early stages. No discovery has occurred. The Company is unable to express an opinion on the outcome at this time, although the Company does feel it has a meritorious defense to the claim.
As  a  result  of  the  bankruptcy  filing,  this  case  has  been  stayed.

The Company is aware of a claim being asserted by its former legal counsel for fees in the approximate amount of $593,000, which amount is contested by the Company. The Company is attempting to settle this claim. Collection efforts on this claim has also been stayed

Item  2.  Changes  in  Securities

None.

Item  3.  Defaults  Upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None

Item  5.  Other  Information

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

a)  Exhibits
------------

None.



b)  Reports  on  Form  8-K
--------------------------

     1. A Form 8-K was filed on June 20, 2001 announcing the bankruptcy proceeding filed under Chapter 11 of the United Stated Bankruptcy Code and the resignation of a director of the Company.


                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              /s/  David Cooperberg, President
                              -------------------------------------------
Date:  August  15,  2001           David Cooberberg, President