Form 10QSB
period 2001-09-30
CATHAYONE INC
filed 2002-02-19
CIK 1071355

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER 000-29865
--------------------------------

                                 CATHAYONE, INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                   13-4140336
          --------                                   ----------
(State or other jurisdiction of             (IRS Employer identification
incorporation or organization)                           No.)


c/o MRB Investor Relations - 400 Madison Avenue, 16th Floor - New York, NY 10017
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 230-1727
                                 --------------
                           (Issuer's telephone number)



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

Number of shares of common stock outstanding as of February 5, 2002: 29,689,158







                        CATHAYONE, INC. AND SUBSIDIARIES
                            (A Debtor in Possession)

PART I - FINANCIAL INFORMATION (Post Re-Capitalization - See Notes)
-------------------------------------------------------------------
PAGE NO.
--------
Item 1.     Financial Statements
          Consolidated Balance Sheets as of September 30, 2001(unaudited) 3 Consolidated Statements of Operations for the
           Three and nine months ended September 30, 2001 and 2000         4
          Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2001 and 2000                 5-6
          Notes to Consolidated Financial Statements                     7-8

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
















ITEM 1.     FINANCIAL STATEMENTS


                                   CATHAYONE, INC. & SUBSIDIARIES
                                      (A DEBTOR IN POSSESSION)
                                     CONSOLIDATED BALANCE SHEETS
                       AT SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000



ASSETS
-----------------------------------------------------------------
                                                                     (Unaudited)
CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .  Sept. 30, 2001    Dec. 31, 2000
-----------------------------------------------------------------
  Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . .  $             8   $       37,187
  Loan Receivable, net. . . . . . . . . . . . . . . . . . . . . .               -0-              -0-
  Prepaid Expenses. . . . . . . . . . . . . . . . . . . . . . . .               -0-             500
    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . .                8           37,687

FIXED ASSETS
-----------------------------------------------------------------
  Furniture and Office Equipment. . . . . . . . . . . . . . . . .              -0-            5,946
  Accumulated Depreciation. . . . . . . . . . . . . . . . . . . .              -0-             (850)
     Net Fixed Assets . . . . . . . . . . . . . . . . . . . . . .              -0-            5,096
                                                                   ----------------  ---------------

    TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . .  $            8    $       42,783
                                                                   ==============    ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------

CURRENT LIABILITIES
-----------------------------------------------------------------
  Accounts Payable and Accrued Expenses . . . . . . . . . . . . .        1,167,017        1,044,701
  Due to Related Parties. . . . . . . . . . . . . . . . . . . . .          859,877          776,177
    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .        2,026,894        1,820,878

COMMITMENTS AND CONTINGENCIES - NOTE 4
-----------------------------------------------------------------

STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------
  Common Stock ($.001 par value, 100,000,000 shares authorized:
   29,689,158 and 29,489,158 issued and outstanding at
   September 30, 2001 and December 31, 2000, respectively). . . .           29,689           29,489
  Preferred Stock ($.001 par value, 5,000,000 shares authorized:
   none issued and outstanding) . . . . . . . . . . . . . . . . .              -0-              -0-
  Additional Paid-in-Capital. . . . . . . . . . . . . . . . . . .        3,129,149        2,667,349
  Deficit Accumulated During Development Stage. . . . . . . . . .       (5,185,724)      (4,474,933)
    TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . .       (2,026,886)      (1,778,095)
                                                                   ---------------   ---------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . .  $             8   $       42,783
                                                                   ===============   ===============







                                             CATHAYONE, INC. & SUBSIDIARIES
                                                (A DEBTOR IN POSSESSION)
                                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000*



                                                          Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                       2001                      2000           2001         2000*

OPERATING EXPENSES:
-----------------------------
  General and administrative.  $                      42,646   $               572,743   $   248,687   $   670,872
    TOTAL EXPENSES. . . . . .                         42,646                   572,743       248,687       670,872

    OPERATING LOSS. . . . . .                        (42,646)                 (572,743)     (248,687)     (670,872)

OTHER EXPENSE:
-----------------------------
  Interest Expense - Note 3 .                            -0-                       -0-      (462,104)          -0-
    TOTAL OTHER EXPENSE . . .                            -0-                       -0-      (462,104)          -0-

    LOSS BEFORE TAXES . . . .                        (42,646)                 (572,743)     (710,791)     (670,872)

    INCOME TAX (PROVISION)
    BENEFIT . . . . . . . . .                            -0-                       -0-           -0-           -0-

    NET LOSS. . . . . . . . .  $                     (42,646)  $              (572,743)  $  (710,791)  $  (670,872)
                               =============================   =======================   ===========   ============
  Net Loss Per Common Share
  Basic & Fully Diluted . . .  $                          **   $                 (0.02)  $     (0.02)  $     (0.05)
                               =============================   =======================   ===========   ============
  Weighted Average Common
  Shares Outstanding. . . . .                     29,689,158                29,258,319    29,666,936    16,819,189
                               =============================   =======================   ===========   ============


* Date of reorganization was
   March 1, 2000
** Less than $.01














                                     CATHAYONE, INC. & SUBSIDIARIES
                                        (A DEBTOR IN POSSESSION)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000*

                                                                      Sept. 30, 2001    Sept. 30, 2000*
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------------------------------------
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (710,791)  $       (670,872)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation and writedown. . . . . . . . . . . . . . . . . . .            5,096                -0-
    Common stock issued in connection with legal services - Note 3.          462,000                -0-
    Common stock issued in reorganization . . . . . . . . . . . . .              -0-             24,658
    Write-down of note receivable and prepaid asset . . . . . . . .            8,000              2,672
    Increase in operating assets:
      Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .              -0-             (2,000)
    Increase in operating liabilities:
      Amounts due related party for services rendered . . . . . . .           83,700                -0-
      Accounts payable and accrued expenses . . . . . . . . . . . .          122,316          1,106,814
      NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .          (29,679)           461,272
                                                                    ----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------------------------------------
  Expenditures for furniture and equipment. . . . . . . . . . . . .              -0-            (18,131)
  Intangible assets . . . . . . . . . . . . . . . . . . . . . . . .              -0-            (63,770)
  Investment in foreign operations. . . . . . . . . . . . . . . . .              -0-           (375,259)
      NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . .              -0-           (457,160)
                                                                     ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------------------------------
  Issuance of note receivable . . . . . . . . . . . . . . . . . . .           (7,500)               -0-
  Common stock issuances. . . . . . . . . . . . . . . . . . . . . .              -0-              1,300
      NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .           (7,500)             1,300
                                                                    ----------------    ----------------
      NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .          (37,179)             5,412

CASH AND CASH EQUIVALENTS:
-------------------------------------------------------------------
      Beginning of period . . . . . . . . . . . . . . . . . . . . .           37,187                -0-
      End of period . . . . . . . . . . . . . . . . . . . . . . . .  $             8   $          5,412
                                                                     ----------------  -----------------


* Date of reorganization was March 1, 2000




                            CATHAYONE, INC. & SUBSIDIARIES
                               (A DEBTOR IN POSSESSION)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000*


                                                    Sept. 30, 2001   Sept. 30, 2000*

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
  Cash paid for interest . . . . . . . . . . . . .  $           104  $            -0-
                                                    ===============  ================
NON-CASH FINANCING ACTIVITIES:
--------------------------------------------------
  Common stock issued in connection with
  legal services - Note 3. . . . . . . . . . . . .  $       462,000  $            -0-
                                                    ===============  ================
  Common stock issued relating to reverse merger .  $           -0-  $         24,658
                                                    ===============  ================
  Common stock issued for acquisition of
  CMD Capital Limited. . . . . . . . . . . . . . .  $           -0-  $          2,800
                                                    ===============  ================
  Common stock issued for equity investments
  in foreign operations. . . . . . . . . . . . . .  $           -0-  $      2,000,000
                                                    ===============  ================





























                         CATHAYONE, INC. & SUBSIDIARIES
                            (A Debtor in Possession)
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2001


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2001, the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. The results for the period ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE

The  following  represents  the  calculation  of  earnings  per  share:

                  For the three months ended          For the nine months ended
                         September 30,                    September 30,
BASIC  &  DILUTED*    2001               2000        2001               2000
-------------------------------------------------------------------------------
Net  loss       $    (42,646)      $  (572,743)   $(710,791)     $  (670,872)

Less- preferred stock dividends
                      --                  --           --              --
-------------------------------------------------------------------------------
Net loss        $    (42,646)      $ (572,743)    $(710,791)     $ (670,872)

Weighted average number
of common shares  29,689,158       29,258,319    29,666,936      16,819,189
-------------------------------------------------------------------------------

Basic & diluted earnings per share
                $    **            $     (.02)    $  (.02)       $   (.05)
===============================================================================


*There were no common stock equivalents for either period presented. ** Less than $.01




NOTE 3 - OTHER EXPENSE

During the nine months ended September 30, 2001, the Company issued 200,000 shares of its common stock in connection with legal services rendered on behalf of the Company. The Company is disputing a significant portion of the approximately $593,000 in accumulated invoices claimed by the law firm. The Company has accrued these invoices in its financial statements pending a settlement with the law firm. The shares were issued pursuant to an agreement whereby the law firm will provide the Company until April 30, 2001 to pay the outstanding invoices. The Company is currently in default of this agreement. The value of the shares was determined using the fair market on the date of issuance, or $2.31 per share, yielding an aggregate market value of $462,000.

NOTE  4  -  BANKRUPTCY  FILING

On June 15, 2001, the registrant filed a voluntarily Chapter 11 petition in the United States Bankruptcy Court for the Southern District of New York, Case No. 01-41726(cb). The registrant is continuing as a debtor in possession with its prior management, as noted in Item 2, pursuant to Section 1107 of Title 11 of the United States Code. The Company intends to file a plan of reorganization as provided by Chapter 11 of the United States Bankruptcy Code as soon as practicable.

A meeting of creditors pursuant to section 341 of the United States Bankruptcy Code was held in August 2001.

The Company intends to proceed as expeditiously as possible to resolve outstanding liabilities. The Company presently is in negotiation with prospective merger partners in order to inject new capital into the Company, and therefore maximize value for its constituents.

NOTE  5  -  DUE  TO  RELATED  PARTIES

The total amount presented as due to related parties at September 30, 2001 is primarily the net outstanding balances of advances and cash payments from CathayOnline, Inc. and its subsidiaries, a beneficial shareholder of the Company which also has a director in common. The amount is comprised of $475,070 in cash advances and another $347,307 due for services rendered as described below.

The balances are unsecured and carry an interest rate of 8%; however, all interest through September 30, 2000 has been waived by CathayOnline, Inc.

Certain accounting, administrative support, and Internet development services are provided by CathayOnline, Inc. and subsidiaries. Charges for these services are based on estimates of payroll and benefits of involved staff and other department costs that were approximately $347,307 for the period from March 1, 2000 (date of reorganization) through September 30, 2001 and are included under 'Due to Related Parties' in the accompanying consolidated balance sheet.

The remaining balance of $37,500 is payable to members of the Company's management for third quarter 2001 administrative services rendered during the Chapter 11 reorganization case at a rate of $12,500 per month.

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

The Company has vacated its former executive offices and is receiving correspondence at : c/o MRB Investor Relations, Attn: Charles A. Nelson - 400 Madison Avenue, 16th Floor - New York, NY 10017

Business of the Issuer.
----------------------

-     Overview  of  Operations  as  Debtor  in  Possession

The Company's stated business purpose was to manage, take a majority position in, and/or make strategic investments in, technological and service companies in the entertainment, Internet and e-commerce industries. While located in the United States, the Company sought to position itself to take advantage of the appetite for foreign content entertainment, the fast-growing broadband multimedia information dissemination opportunities and the Internet content services market in China. The Company does not anticipate that these business purposes will continue to be pursued. Please see comments below under "Subsequent Events". The Company is currently seeking merger prospects and other strategic relationships that will attempt to add value to the existing shareholders. There can be no assurance that the Company will be successful in achieving this goal. In addition, there can be no assurance that the current shareholders of the Company will see their value per share increase if such reorganization occurs.


-     Subsequent  Events

Since filing its bankruptcy petition, the Company has been attempting to locate a funding source, investor or operating company so that it could emerge from its bankruptcy as a publicly-traded corporate shell or as a publicly-traded operating entity. In December of 2001, management began negotiating the terms of a business combination with the principal officer of a private company in the transportation business ("Tranco").

On January 28, 2002, the Debtor and Tranco entered into a non-binding letter of intent relating to the reverse merger of a subsidiary of the Debtor (that will be formed as a merger vehicle) with and into Tranco, with Tranco remaining as the surviving company. The Company intends to file a Plan of Reorganization in February 2002.

-     Employees

The two remaining officers continue to manage the Company as a debtor-in-possession. This arrangement will continue into the foreseeable future pursuant to their Chapter 11 plan of reorganization.

Market for the Company's Common Stock
-------------------------------------

The Company's common stock had been de-listed from the Over-the-Counter Bulletin Board (OTCBB) during the fourth quarter of 2001 and does not currently have an active trading market. The Company will attempt to locate a market maker that may have an interest in making a market in the Company's common stock. However, there can be no assurance that a market for the common stock will be established or maintained.

RESULTS OF OPERATIONS
---------------------

The following are the results of operation as of and for the three and nine months ended September 30, 2001 and 2000. As indicated in the accompanying financial statements, the Company did not have any material operations for the three months ended March 31, 2000.

Net  Income

The Company had a net loss of $42,646 for the three months ended September 30, 2001 versus a net loss of $572,743 for the same period in 2000. The net loss for the third quarter of the year was primarily attributable to administrative and court costs for its bankruptcy proceedings and the write-off of fixed assets no longer held by the Company. There were no other material operations within the Company during the third quarter.

Sales

The  Company  did  not  have  any  revenues  during  the  periods  presented.




Expenses

Total expenses were $42,646 for the three months ended September 30, 2001 versus $572,743 during the same period in 2000. Total expenses for the nine month period ended September 30, 2001 were $710,791 versus $670,872 during the same period in 2000. Expenses for both periods were primarily incurred due to the Company's development activities in Greater China.

Total expenses for the nine months ended September 30, 2001 included $462,000 in connection with the payable due the Company's legal counsel. The payment was made with 200,000 shares of the Company's common stock valued at $2.31 per share, the fair market value at the time of issuance. Expenses also included $120,000 in accruals for consultants and officers pursuant to their respective employment agreements. Rent expense was $16,200.

Liquidity  and  Capital  Resources

On September 30, 2001, the Company had cash of $8 and a working capital deficit of $2,026,886. The working capital deficit represents primarily obligations from operations and amounts due related parties for advances and services.

Net cash used in operating activities was $29,679 for the nine months ended September 30, 2001 versus net cash provided by operating activities of $461,272 during the same period in 2000. The difference in cash used was primarily attributable to an increase in accounts payable of $1,106,814 during 2000 and $462,000 in common stock issuances for services during 2001.

Net cash used in investing activities for 2000 included expenditures for office furniture and equipment, intangible assets and the Company's investment in foreign operations, which were $18,131, $63,770 and $375,259. The Company did not have any cash flows form investing activities during 2001.

Cash used in financing activities totaled $7,500 for the nine months ended September 30, 2001 as a result of the incurrence of a loan receivable in the amount of $7,500 to an unrelated party. The Company now believes collection of this is unlikely and, accordingly, has reserved this amount to bad debt. The Company will need to reorganize itself as part of its Chapter 11 case in order to continue operating. The Company does not currently have enough liquid assets to remain in operations. In addition, the Company's auditors expressed doubt as to the Company's ability to continue as a going concern absent Chapter 11 reorganization. Failure to raise additional capital during the next twelve months will have a material adverse effect on the Company.










PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings

On June 15, 2001, The registrant filed a voluntarily Chapter 11 petition in the United States Bankruptcy Court for the Southern District of New York, Case No. 01-41726(cb). The registrant is continuing as a debtor in possession with its prior management, except as noted in Item 6, pursuant to Section 1107 of Title 11 of the United States Code. The Company intends to file a plan of reorganization as provided by Chapter 11 of the United States Bankruptcy Code in February 2002 as soon as practicable.

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

The Company is aware of a claim being asserted by its former legal counsel for fees in the approximate amount of $593,000, which is contested by the Company. The Company is attempting to settle this claim. Collection efforts on this claim has also been stayed.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Since filing its bankruptcy petition, the Company has been attempting to locate a funding source, investor or operating company so that it could emerge from its bankruptcy as a publicly-traded corporate shell or as a publicly-traded operating entity. In December of 2001, management began negotiating the terms of a business combination with the principal officer of a private company in the transportation business ("Tranco").

On January 28, 2002, the Debtor and Tranco entered into a non-binding letter of intent relating to the reverse merger of a subsidiary of the Debtor (that will be formed as a merger vehicle) with and into Tranco, with Tranco remaining as the surviving company. The Company intends to file a Plan of Reorganization in February 2002.

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


                              /s/ Peter Lau, Chief Executive Officer
                              --------------------------------------
Date:  February 5, 2001           Peter Lau, Chief Executive Officer

                              /s/ David Cooperberg, President
                              -------------------------------
                                  David Cooperberg, President

                              /s/ Charles A. Nelson, Director
                              -------------------------------
                                  Charles A. Nelson, Director